Form 10-Q
period 1996-04-26
EAGLE HARDWARE & GARDEN INC/WA/
filed 1996-06-05
CIK 883683

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---      EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED APRIL 26, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---      EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                         COMMISSION FILE NUMBER 0-19830


                          EAGLE HARDWARE & GARDEN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                       WASHINGTON                         91-1465348
           (STATE OR OTHER JURISDICTION OF     (IRS EMPLOYER IDENTIFICATION NO.)
            INCORPORATION OR ORGANIZATION)

                       981 POWELL AVE SW RENTON, WA 98055
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (206) 227-5740
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                       ---    ---

THE REGISTRANT HAD 22,909,263 SHARES OF COMMON STOCK, WITHOUT PAR VALUE, OUTSTANDING AT April 26, 1996.

                          EAGLE HARDWARE & GARDEN, INC.

                               INDEX TO FORM 10-Q

                                                                            PAGE

PART I - FINANCIAL INFORMATION ............................................   3

         ITEM 1 - FINANCIAL STATEMENTS ....................................   3

                  Consolidated Balance Sheets .............................   8

                  Consolidated Statements of Operations ...................   9

                  Consolidated Statements of Cash Flows ...................  10

                  Notes to Unaudited Consolidated Financial Statements ....  11


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS .....................   3

PART II - OTHER INFORMATION ...............................................   6

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ...........................   6

                  Exhibit 11 - Calculation of Earnings Per Common and
                  Common Equivalent Share .................................  13

PART I - FINANCIAL INFORMATION:

ITEM 1 - FINANCIAL STATEMENTS -

         Eagle Hardware & Garden, Inc.'s ("the Company") unaudited consolidated balance sheet as of April 26, 1996, audited consolidated balance sheet as of January 26, 1996, unaudited statements of operations for the 13-week periods ended April 26, 1996, and April 28, 1995, and unaudited consolidated statements of cash flows for the 13-week periods then ended are attached. Notes to the unaudited consolidated financial statements are also attached.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

         It is suggested that this discussion be read in conjunction with the "Management's Discussion and Analysis" included in the Company's 1995 Annual Report to Shareholders, which has previously been filed with the Securities and Exchange Commission.

         The results of operations for the 13-week period ended April 26, 1996, are not necessarily indicative of the results to be expected for the full fiscal year. The Company expects that its gross margin percentage will generally be lower in the second and third quarters of each fiscal year when sales of lower margin products are greater. The Company also expects that, in general, individual stores will experience lower net sales and operating income and that cash flow from operations will be lower in the fourth quarter of the fiscal year than in any of the other quarters, due primarily to the effect of winter weather on home improvement projects and the lack of significant sales of lawn and garden products during this period. In addition, unusual weather conditions could have a material adverse effect on seasonal sales.

         "Store Weeks in Period" represents the aggregate number of full weeks in which stores were open during the reporting period. There were 312 store weeks of operations during the first quarter of fiscal 1996, an increase of 26% compared to the 247 store weeks during the comparable prior year period.

         RESULTS OF OPERATIONS -

         COMPARISON OF THE 13 WEEKS ENDED APRIL 26, 1996, AND APRIL 28, 1995.

         NET INCOME. Net income for the first quarter was $2,964,000, or $0.13 per share, compared to $2,680,000, or $0.12 per share, during the first quarter of fiscal 1995. The 11% increase in net income was due to the factors discussed below. There were approximately 23,237,000 common and common equivalent shares in the first quarter of fiscal 1996 compared to approximately 23,108,000 shares in the first quarter of fiscal 1995.

         NET SALES. Net sales for the first quarter of fiscal 1996 were $161,106,000, compared to net sales of $130,146,000 for the comparable prior year period. This 24% increase in net sales over the prior period was due primarily to having 312 store weeks of operations during the quarter versus 247 store weeks during the comparable prior year period. Same store sales for the period (for stores open one year or more) increased 1% primarily as a result of an increase in the number of transactions. The increase of 1% in comparable store sales during the quarter compares to a decrease of 5% for stores open one year or more during the first quarter of fiscal 1995.

         GROSS MARGIN. The Company's gross margin was $45,256,000 for the first quarter of fiscal 1996. This represents an increase of $9,528,000, or 27%, over the first quarter of fiscal 1995. As a percentage of net sales, gross margin was 28.1% in the first quarter of fiscal 1996 versus 27.5% in the comparable prior period. Management attributes the improvement in gross margin as a percentage of net sales to a combination of factors, including volume-related buying efficiencies, a slight reduction in realized inventory shrinkage (attributed primarily to continuing loss prevention programs) and less promotional pricing by competitors; offset in part by an increase in the number of stores operating in more competitive markets.

         OPERATING EXPENSES. Operating expenses as a percentage of net sales decreased from 24.1% in the first quarter of fiscal 1995 to 23.8% in the first quarter of 1996. Operating expenses declined slightly as a percentage of sales due to reductions in certain expenses, including advertising, rent and insurance. The Company's market saturation strategy has made it possible to leverage advertising and certain administrative expenses. The dollar amount of operating expenses increased by $6,924,000, or 22%, from the comparable prior year period, primarily as a result of the 26% increase in store weeks of operations. Operating expenses in the first quarter of 1995 were favorably impacted by the recovery of a previously reserved receivable of $375,000 relating to the sale of land in Canada.

         OPERATING INCOME. For the reasons explained above, operating income increased 60%, from $4,358,000 in the first quarter of fiscal 1995 to $6,962,000 in the first quarter of fiscal 1996. Expressed as a percentage of net sales, operating income increased from 3.3% in the first quarter of fiscal 1995 to 4.3% in the comparable quarter of 1996.

         INTEREST EXPENSE. Net interest expense during the first quarter of fiscal 1996 was $2,423,000, compared to $1,300,000 during the comparable prior year period. This increase was due primarily to additional long-term borrowings made in fiscal 1995, higher average borrowings on the Company's line of credit and a smaller amount of capitalized interest in the first quarter of 1996 compared to the prior year.

         INCOME TAXES. The Company recorded a combined federal and state tax provision of $1,704,000 for the first quarter of fiscal 1996, compared to a provision of $987,000 during the comparable prior year period. The effective tax rate for the first quarter of fiscal 1996 was 36.5% versus 26.9% in the first quarter of fiscal 1995. The first quarter effective tax rate in fiscal 1995 was lower than the combined federal and state statutory tax rates due primarily to the utilization of a portion of the Company's capital loss carryforward to offset capital gains realized in the first quarter of the prior year. In accordance with Financial Accounting Standard No. 109, the effect of these events was recognized entirely in the first quarter of fiscal 1995.


         LIQUIDITY AND CAPITAL RESOURCES -

         The Company did not open any stores during the first quarter of fiscal 1996. A store in Wenatchee, Washington, is currently under construction and is scheduled to open in the third quarter. This store will be the first Eagle store built in a new format designed for smaller population centers. In addition, the Company is planning to open stores in Pueblo and Louisville, Colorado during the fourth quarter. The Company continues to review additional sites for future expansion.

         The Company also recently reached an agreement with the National Trailer Park Homeowners Association that will enable construction to begin on its site in North Seattle. The North Seattle store is expected to open in the spring of 1997.

         The Company's balance sheet at April 26, 1996, reflects a $16,957,000 (5%) increase in total assets since the fiscal year began on January 27. The principal components of this change are a seasonal increase of $14,503,000 in Inventories and an increase of $5,724,000 in net Property and Equipment, primarily related to the continuing store expansion program. This increase in total assets was accompanied by an increase of $14,480,000 in Accounts Payable and Checks Drawn in Excess of Bank Balances under the Company's integrated cash management program, both primarily related to the seasonal increase in Inventories and the continuing store expansion program.

         On May 28, 1996, the Company signed an amendment to its credit agreement (the "Agreement") with U.S. Bank of Washington, N.A. ("USBW"), extending the expiration date applicable to the existing $75 million revolving working capital line of credit to November 30, 1997. The May 28 amendment also reduced the rate of interest applicable to IBOR borrowings from IBOR plus 2.00% to a range of IBOR plus 1.25% to IBOR plus 2.00%, depending on the Company's capital ratio and level of borrowings (if borrowings exceed $50 million, an additional 0.25% is added to the rate applicable to all borrowings under the line). Borrowings are secured by the Company's accounts receivable and inventory. Advances are limited to a base of eligible accounts receivable and inventory plus $10 million.

         The Company's capital requirements are dictated by its expansion plans and by factors such as real estate costs in the markets which the Company enters, whether that real estate will be purchased or leased and the extent of Company-financed remodeling required when existing buildings are acquired or leased. The Company presently expects to finance its fiscal 1996 expansion program through a combination of cash flow from operations, bank credit lines, and mortgages and/or sale-leasebacks of owned properties.

         The Company reports on a 52/53-week year, consisting of four 13-week quarters. The fiscal year ends on the last Friday in January.

         FORWARD-LOOKING STATEMENTS -

         Some of the information in this report constitutes forward-looking statements. These statements are subject to a number of risks and uncertainties that might cause actual results to differ materially from stated expectations. These risks include, among others, the highly competitive environment in the retail home improvement industry, the effect of general economic conditions and weather in the Company's markets and the Company's ability to achieve its expansion plans and successfully manage its growth. These risks are described in detail in the Company's Annual Report on Form 10-K and other SEC filings.

PART II - OTHER INFORMATION:

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K -

         (a) Exhibit 11 (Calculation of Earnings Per Common and Common Equivalent Share) is attached.

         (b) No reports on Form 8-K were filed during the first quarter of fiscal 1996.

SIGNATURES:

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EAGLE HARDWARE & GARDEN, INC.
                                    Registrant




JUNE 4, 1996                        ------------------------------------
Date                                David J. Heerensperger
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)




JUNE 4, 1996                        -----------------------------------
Date                                Richard T. Takata
                                    President and Chief Operating Officer




JUNE 4, 1996                        -----------------------------------
Date                                Ronald P. Maccarone
                                    Executive Vice President and Chief Financial
                                    Officer (Principal Financial Officer)




JUNE 4, 1996                        -----------------------------------
Date                                Earl E. Robicheaux
                                    Vice President & Controller
                                    (Principal Accounting Officer)

                          EAGLE HARDWARE & GARDEN, INC.
                           CONSOLIDATED BALANCE SHEETS
                                      [000]


                                                                     (UNAUDITED)
                                                                       APRIL 26,       JANUARY 26,
                                                                         1996             1996
                                                                     ----------        ----------
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                           $  4,855          $  6,591
 Trade and other accounts receivable, net                               5,158             3,594
 Merchandise inventories                                              157,597           143,094
 Prepaid expenses                                                       1,654             2,076
 Deferred income taxes                                                  2,618             1,571
                                                                     --------          --------
     Total current assets                                             171,882           156,926
                                                                     --------          --------
PROPERTY AND EQUIPMENT, at cost:
 Land and buildings                                                   110,688           105,725
 Furniture, fixtures and equipment                                     65,538            64,486
 Leasehold improvements                                                45,042            45,035
 Construction in progress                                               6,762             4,743
                                                                     --------          --------
                                                                      228,030           219,989
 Less accumulated depreciation and amortization                        21,153            18,836
                                                                     --------          --------
     Net property and equipment                                       206,877           201,153
                                                                     --------          --------
PREOPENING COSTS                                                           13                 7
OTHER ASSETS                                                            4,752             8,481
                                                                     ========          ========
     Total assets                                                    $383,524          $366,567
                                                                     ========          ========

                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Checks drawn in excess of bank balances                             $ 10,011          $  8,859
 Accounts payable                                                      45,554            32,226
 Note payable to bank                                                  33,800            34,500
 Sales taxes payable                                                    4,969             3,945
 Accrued payroll and related expenses                                  11,428             8,648
 Other current liabilities                                              7,942             7,159
 Current portion of long-term debt                                      1,494             6,198
                                                                     --------          --------
     Total current liabilities                                        115,198           101,535
                                                                     --------          --------
DEFERRED INCOME TAXES                                                   5,575             5,042
OTHER LONG-TERM LIABILITIES                                             2,931             2,847
LONG-TERM DEBT                                                        101,197           101,542
                                                                     --------          --------
     Total liabilities                                                224,901           210,966
                                                                     --------          --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock, without par value; 50,000 shares authorized;
  22,909 and 22,900 shares issued and outstanding                     135,779           135,721
 Retained earnings                                                     22,844            19,880
                                                                     --------          --------
     Total shareholders' equity                                       158,623           155,601
                                                                     --------          --------
     Total liabilities & shareholders' equity                        $383,524          $366,567
                                                                     ========          ========


          See accompanying notes to consolidated financial statements.

                          EAGLE HARDWARE & GARDEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   [000, EXCEPT STORE WEEK AND PER SHARE DATA]
                                   [UNAUDITED]


                                           13 WEEKS ENDED
                                     ---------------------------
                                     APRIL 26,          APRIL 28,
                                       1996                1995
                                     --------           --------
STORE WEEKS IN PERIOD                  [312]              [247]

NET SALES                            $161,106           $130,146
COST OF SALES                         115,850             94,418
                                     --------           --------
     Gross margin                      45,256             35,728

OPERATING EXPENSES                     38,294             31,370
PREOPENING EXPENSES                         0                  0
                                     --------           --------
     Operating income                   6,962              4,358

OTHER INCOME (EXPENSE):
 Net interest (expense)                (2,423)            (1,300)
 Other income                             129                609
                                     --------           --------
     Income before tax                  4,668              3,667

INCOME TAX PROVISION                    1,704                987
                                     ========           ========
     Net income                      $  2,964           $  2,680
                                     ========           ========

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES              23,237             23,108

NET INCOME PER SHARE                 $   0.13           $   0.12




          See accompanying notes to consolidated financial statements.

                          EAGLE HARDWARE & GARDEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      [000]
                                   [UNAUDITED]

                                                                                13 WEEKS ENDED
                                                                          ---------------------------
                                                                          APRIL 26,          APRIL 28,
                                                                              1996               1995
                                                                          --------           --------
OPERATING ACTIVITIES:
 Net income                                                               $  2,964           $  2,680
                                                                          --------           --------
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                             2,658              1,989
   Gain on sale of assets                                                      (88)              (527)
   Deferred income taxes                                                      (514)               665
   Changes in operating assets and liabilities:
    Trade accounts receivable                                               (1,564)               (17)
    Merchandise inventories                                                (14,503)            (6,113)
    Prepaid expenses                                                           760                912
    Other assets                                                                44               (386)
    Preopening costs                                                            (6)            (1,705)
    Accounts payable and checks drawn in excess of bank balances            14,479              5,816
    Income taxes payable                                                     1,856                320
    Accrued liabilities                                                      2,393               (399)
    Other                                                                       83                146
                                                                          --------           --------
                                                                             5,598                701
                                                                          --------           --------
     Net cash provided by operating activities                               8,562              3,381
                                                                          --------           --------

INVESTING ACTIVITIES:
 Capital expenditures for property and equipment                            (8,855)           (15,728)
 Proceeds on sale of surplus land                                            3,686              1,546
 Other                                                                         562                  0
                                                                          --------           --------
     Net cash used in investing activities                                  (4,607)           (14,182)
                                                                          --------           --------
FINANCING ACTIVITIES:
 Advances on note payable to bank                                           73,400             82,500
 Payments on note payable to bank                                          (74,100)           (72,500)
 Payments on long-term borrowings                                           (5,048)              (159)
 Other                                                                          57                  0
                                                                          --------           --------
     Net cash provided by (used in) financing activities                    (5,691)             9,841
                                                                          --------           --------
     Decrease in cash and cash equivalents                                  (1,736)              (960)
Cash and cash equivalents at beginning of period                             6,591              5,440
                                                                          --------           --------
     Cash and cash equivalents at end of period                           $  4,855           $  4,480
                                                                          ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for -
    Interest                                                              $  3,925           $  3,415
    Income taxes                                                          $      0           $     27



          See accompanying notes to consolidated financial statements.

EAGLE HARDWARE & GARDEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. The accompanying unaudited consolidated financial statements do not purport to be full presentations, and do not include all information and disclosures required for fair presentation by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of the Company at April 26, 1996, the consolidated results of operations for the 13-week periods ended April 26, 1996, and April 28, 1995, and consolidated cash flows for the 13-week periods then ended. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 1996, filed with the Securities and Exchange Commission.

2. The results of operations for the 13-week period ended April 26, 1996, are not necessarily indicative of the results to be expected for the full fiscal year. The Company expects that its gross margin percentage will generally be lower in the second and third quarters of each fiscal year when sales of lower margin products are greater. The Company also expects that, in general, individual stores will experience lower net sales and operating income and that cash flow from operations will be lower in the fourth quarter of the fiscal year than in any of the other quarters, due primarily to the effect of winter weather on home improvement projects and the lack of significant sales of lawn and garden products during this period. In addition, unusual weather conditions could have a material adverse effect on seasonal sales.

     "Store Weeks in Period" represents the aggregate number of full weeks in which stores were open during the reporting period.

3. As of April 26, 1996, the Company had completed the purchases of sites for one future store location and had signed agreements to purchase property for three additional store sites at a cost of approximately $14,700,000. Purchases of the latter sites, including the Company's North Seattle site, will be finalized upon successful resolution of various contingencies. Subsequent to the end of the quarter, the Company reached an agreement with the National Trailer Park Homeowners Association that will enable construction to begin this summer on its site in North Seattle. The North Seattle store is expected to open in the spring of 1997.

4. On May 28, 1996, the Company signed an amendment to its credit agreement (the "Agreement") with U.S. Bank of Washington, N.A. ("USBW"), extending the expiration date applicable to the existing $75 million revolving working capital line of credit to November 30, 1997. The May 28 amendment also reduced the rate of interest applicable to IBOR borrowings from IBOR plus 2.00% to a range of IBOR plus 1.25% to IBOR plus 2.00%, depending on the Company's capital ratio and level of borrowings (if borrowings exceed $50 million, an additional 0.25% is added to the rate applicable to all borrowings under the line). Borrowings are secured by the Company's accounts receivable and inventory. Advances are limited to a base of eligible accounts receivable and inventory plus $10 million.

5. Effective January 27, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived

Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of Statement 121 had no effect on the Company's financial position and results of operations as of the date of adoption and for the quarter ended April 26, 1996.

     Effective January 27, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," using the intrinsic-value method prescribed by APB Opinion No. 25, as allowed for in the Statement. The adoption of Statement No. 123 had no effect on the Company's financial position and results of operations as of the date of adoption and for the quarter ended April 26, 1996.

                          EAGLE HARDWARE & GARDEN, INC.
                             CALCULATION OF EARNINGS
                     PER COMMON AND COMMON EQUIVALENT SHARE
                                  [EXHIBIT 11]
                          [000, EXCEPT PER SHARE DATA]


                                                    [UNAUDITED]
                                                   13 WEEKS ENDED
                                              -------------------------
                                              APRIL 26,        APRIL 28,
                                                 1996             1995
                                              --------         --------
PRIMARY:
Earnings -
 Net income applicable to common
  and common equivalent shares                $ 2,964          $ 2,680
                                              =======          =======
Shares - [1]
  Weighted average common shares
   outstanding                                 22,903           22,840

  Net effect of stock options, based
   on treasury stock method using
   average market price                           334              268
                                              -------          -------
  Weighted average common and
   common equivalent shares                    23,237           23,108
                                              =======          =======
 Primary earnings per common
  and common equivalent share                 $  0.13          $  0.12
                                              =======          =======



FULLY DILUTED:

 Fully diluted earnings per share is not presented because potentially dilutive securities in the first quarter of fiscal 1995 and fiscal 1996 would be anti-dilutive.

NOTES:
 (1) In the calculation of weighted average common and common equivalent shares, nonqualified stock options are considered common stock equivalents. Such options are converted using the treasury stock method which assumes that the shares issuable upon exercise of the options were outstanding for the full period.