Form 10-Q
period 1996-07-26
EAGLE HARDWARE & GARDEN INC/WA/
filed 1996-08-22
CIK 883683

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED July 26, 1996

                                          OR

 _  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                            COMMISSION FILE NUMBER 0-19830
                                                   -------

                            EAGLE HARDWARE & GARDEN, INC.
                            -----------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             WASHINGTON                           91-1465348
             ----------                           ----------
    (STATE OR OTHER JURISDICTION OF    (IRS EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)




                        981 POWELL AVE SW   RENTON, WA  98055
                        -------------------------------------
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                    (206) 227-5740
                                    --------------
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes x   No


The registrant had 23,019,413 shares of common stock, without par value, outstanding at July 26, 1996.

                            EAGLE HARDWARE & GARDEN, INC.

                                  INDEX TO FORM 10-Q


                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION_________________________________________       3

    ITEM 1 -  FINANCIAL STATEMENTS_____________________________________       3

         Consolidated Balance Sheets___________________________________      10

         Consolidated Statements of Operations_________________________      11

         Consolidated Statements of Cash Flows_________________________      12

         Notes to Unaudited Consolidated Financial Statements__________      13


    ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS____________________________________________       3


PART II - OTHER INFORMATION____________________________________________       7

    ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS_________________________________________       7

    ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K_________________________       8

PART I - FINANCIAL INFORMATION:


ITEM 1 - FINANCIAL STATEMENTS -

    Eagle Hardware & Garden, Inc.'s ("the Company") unaudited consolidated balance sheet as of July 26, 1996, audited consolidated balance sheet as of January 26, 1996, unaudited statements of operations for the 13- and 26-week periods ended July 26, 1996, and July 28, 1995, and unaudited consolidated statements of cash flows for the 26-week periods then ended are attached. Notes to the unaudited consolidated financial statements are also attached.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

    It is suggested that this discussion be read in conjunction with the "Management's Discussion and Analysis" included in the Company's 1995 Annual Report to Shareholders, which has previously been filed with the Securities and Exchange Commission.

    The results of operations for the 13- and 26-week periods ended July 26, 1996, are not necessarily indicative of the results to be expected for the full fiscal year. The Company expects that its gross margin percentage will generally be lower in the second and third quarters of each fiscal year when sales of lower margin products are greater. The Company also expects that, in general, individual stores will experience lower net sales and operating income and that cash flow from operations will be lower in the fourth quarter of the fiscal year than in any of the other quarters, due primarily to the effect of winter weather on home improvement projects and the lack of significant sales of lawn and garden products during this period. In addition, unusual weather conditions could have a material adverse effect on seasonal sales.

    "Store Weeks in Period" represents the aggregate number of full weeks in which stores were open during the reporting period. There were 312 store weeks of operations during the second quarter of fiscal 1996, an increase of 14% compared to the 274 store weeks during the comparable prior year period. For the 26 weeks ended July 26, 1996, total store weeks increased 20% from 521 store weeks in 1995 to 624 in 1996.

    RESULTS OF OPERATIONS -

    (a)  COMPARISON OF THE 13 WEEKS ENDED JULY 26, 1996, AND JULY 28, 1995.

    NET INCOME. Net income for the second quarter of fiscal 1996 increased 77% to $8,065,000, or $0.32 per share, fully diluted, from $4,553,000, or $0.20 per share, during the second quarter of fiscal 1995. The Company's 6.25% convertible subordinated debentures were dilutive for the first time during the second quarter of fiscal 1996 (see Exhibit 11.1). Had the debentures not been dilutive, net income per share for the quarter ended July 26, 1996 would have been $0.35 (primary net income per share). The 77% increase in net income was due to the factors discussed below.

    NET SALES. Net sales for the second quarter of fiscal 1995 were $209,078,000, compared to net sales of $167,835,000 for the comparable prior year period. This 25% increase in net sales over the prior period was due to a 14% increase in store weeks of operations during the quarter and a 12% increase in same store sales for the period (for stores open one year or more). Same store sales increased primarily as a result of an 8% increase in the number of transactions and an increase in the average net sale per transaction for comparable stores from $37.53 to $38.92. The increase of 12% in same store sales during the quarter compares to a decrease of 9% for stores open one year or more during the second quarter of fiscal 1995. Management attributes the increase in same store sales to a number of factors, including continued increases in housing turnover and favorable economic conditions in most of the Company's markets and the declining performance of a primary competitor that filed for Chapter
11 bankruptcy protection in July 1996.

    GROSS MARGIN. The Company's gross margin was $58,339,000 for the second quarter of fiscal 1996. This represents an increase of $14,000,000, or 32%, over the second quarter of fiscal 1995. As a percentage of net sales, gross margin was 27.9% in the second quarter of fiscal 1996 versus 26.4% in the comparable prior period. Management attributes the improvement in gross margin as a percentage of net sales to a combination of factors, including volume-related buying efficiencies, a reduction in realized inventory shrinkage (attributed primarily to continuing loss prevention programs) and less promotional pricing by competitors. In addition, the prior year gross margin was lower due to the opening of three new stores during the quarter and related grand opening promotional pricing.

    OPERATING EXPENSES. Operating expenses as a percentage of net sales decreased from 21.2% in the second quarter of fiscal 1995 to 20.8% in the second quarter of 1996. Economies of scale generated by a larger store base and addtional leverage of operating expenses attributable to the 12% increase in same store sales were the primary factors leading to the decrease in operating expenses as a percentage of sales. The dollar amount of operating expenses increased by $7,963,000, or 22%, from the comparable prior year period, primarily as a result of the 14% increase in store weeks of operations. Operating expenses would have been lower as a percentage of sales had it not been for the Company's decision to increase staffing on the sales floor.

    PREOPENING EXPENSES. There were no preopening expenses in the second quarter of fiscal 1996 because there were no store openings. In the comparable prior year quarter, when the Company opened three stores, preopening expenses were $1,668,000, or 1.0% of net sales.

    OPERATING INCOME. For the reasons explained above, operating income increased 108%, from $7,163,000 to $14,868,000, in the respective quarters. Expressed as a percentage of net sales, operating income improved from 4.3% in the second quarter of fiscal 1995 to 7.1% in the second quarter of 1996.

    INTEREST EXPENSE. Net interest expense during the second quarter of fiscal 1996 was $2,192,000, compared to $1,581,000 during the comparable prior year period. This increase was due primarily to additional long-term borrowings made in the latter half of fiscal 1995 and to a higher average level of borrowings on the Company's bank line of credit compared to the prior year. Interest on the Company's convertible subordinated debentures, which represent the primary source of interest expense, was comparable between the current and prior year. During both quarters, interest incurred was partially offset by interest capitalized on construction projects.

    INCOME TAXES. The Company recorded a combined federal and state tax provision of $4,627,000 for the second quarter of fiscal 1996, compared to a provision of $2,448,000 during the comparable prior year period. The effective tax rate for the second quarter of fiscal 1996 was 36.5% versus 35.0% in the second quarter of fiscal 1995. The second quarter effective tax rate for 1995 was lower than the combined federal and state statutory tax rates due primarily to the utilization of a portion of the Company's capital loss carryforward incurred in the fourth quarter of fiscal 1994. The capital loss carryforward was used to offset a capital gain realized on the sale of surplus land in Utah.

    (b)  COMPARISON OF THE 26 WEEKS ENDED JULY 26, 1996, AND JULY 28, 1995.

    NET INCOME. Net income for the first 26 weeks of fiscal 1996 increased 52% to $11,029,000, or $0.46 per share, fully diluted, from $7,233,000, or
$0.31 per share, during the first 26 weeks of fiscal 1995. The Company's 6.25% convertible subordinated debentures were dilutive for the first time during the second quarter of fiscal 1996 (see Exhibit 11.1). Had the debentures not been dilutive, net income per share for the 26 weeks ended July 26, 1996 would have been $0.47 (primary net income per share). The 52% increase in net income was due to the factors discussed below.

    NET SALES. Net sales for the first 26 weeks of fiscal 1996 were $370,184,000, compared to net sales of $297,981,000 for the comparable prior year period. This 24% increase in net sales over the prior 26-week period was due primarily to a 20% increase in store weeks of operations and a 7% increase in same store sales for the period. Same store sales increased primarily as a result of a 5% increase in the number of transactions and an increase in the average net sale per transaction for comparable stores from $37.45 to $38.20. The increase of 7% in same store sales during the 26-week period compares to a decrease of 7% for stores open one year or more during the first 26 weeks of fiscal 1995. Management attributes the increase in same store sales to a number of factors, including continued increases in housing turnover and favorable economic conditions in most of the Company's markets and the declining performance of a primary competitor that filed for Chapter 11 bankruptcy protection in July 1996.

    GROSS MARGIN. The Company's gross margin was $103,595,000 for the first 26 weeks of fiscal 1996. This represents an increase of $23,528,000, or 29%, over the first 26 weeks of fiscal 1995. As a percentage of net sales, gross margin was 28.0% in the first 26 weeks of fiscal 1996 versus 26.9% in the comparable prior period. Management attributes the improvement in gross margin as a percentage of net sales to a combination of factors, including volume-related buying efficiencies, a reduction in realized inventory shrinkage (attributed primarily to continuing loss prevention programs) and less promotional pricing by competitors. In addition, the fiscal 1995 gross margin was lower due to the opening of three new stores during the first half of the year and related grand opening promotional pricing.

    OPERATING EXPENSES. Operating expenses as a percentage of net sales decreased from 22.4% in the first 26 weeks of fiscal 1995 to 22.1% in the first 26 weeks of fiscal 1996. Economies of scale generated by a larger store base and additional leverage of operating expenses attributable to the 7% increase in same store sales were the primary factors leading to the decrease in operating expenses as a percentage of sales. The dollar amount of operating expenses increased by $14,887,000, or 22%, from the comparable prior year period, primarily as a result of the 20% increase in store weeks of operations. Operating expenses would have been lower as a percentage of sales had it not been for the Company's decision to increase staffing on the sales floor.

    PREOPENING EXPENSES. There were no preopening expenses in the first 26 weeks of fiscal 1996 because there were no store openings. In the comparable prior year period, when the Company opened three stores, preopening expenses were $1,668,000, or 0.6% of net sales.

    OPERATING INCOME. For the reasons explained above, operating income increased 89%, from $11,521,000 to $21,830,000, in the respective 26-week periods. Expressed as a percentage of net sales, operating income improved from 3.9% in the first 26 weeks of fiscal 1995 to 5.9% in the comparable current year period.

    INTEREST EXPENSE. Net interest expense during the first 26 weeks of fiscal 1996 was $4,615,000, compared to $2,881,000 during the comparable prior year period. This increase was due primarily to interest on additional long-term borrowings made during the latter half of 1995 and higher average borrowings on the Company's bank line of credit compared to the prior year. Interest on the Company's convertible subordinated debentures, which represent the primary source of interest expense, was comparable between the current and prior year. During both periods, interest incurred was partially offset by interest capitalized on construction projects.

    INCOME TAXES. The Company recorded a combined federal and state tax provision of $6,331,000 for the first 26 weeks of fiscal 1996, compared to a provision of $3,435,000 during the comparable prior year period. The effective tax rate for the first 26 weeks of fiscal 1996 was 36.5% versus 32.2% in the first 26 weeks of fiscal 1995. The 1995 effective tax rate for the first 26 weeks was lower than the combined federal and state statutory tax rates due primarily to the utilization of a portion of the Company's capital loss carryforward incurred in the fourth quarter of fiscal 1994. The capital loss carryforward was used to offset capital gains realized on the sale of surplus land in Utah and the recovery of a previously reserved receivable relating to the sale of land in Canada.


    LIQUIDITY AND CAPITAL RESOURCES -

    The Company did not open any stores during the second quarter of fiscal 1996. A store in Wenatchee, Washington, opened on August 22. This store is the first Eagle store built in a new format designed for smaller population centers. In addition to the Wenatchee store, the Company's fiscal 1996 expansion plans include stores under construction in Pueblo and Louisville, Colorado, both of which are scheduled to open during the fourth quarter. During the second quarter, the Company began construction on its site in North Seattle after reaching an agreement with the National Trailer Park Homeowners Association. Including the North Seattle site, the Company has completed the purchase of two sites and signed a purchase agreement for another site planned for opening in fiscal 1997. The Company has also signed a lease for a fourth store currently
scheduled to open in fiscal 1997.   The Company continues to review additional
sites for future expansion.

    The Company's balance sheet at July 26, 1996, reflects a $43,377,000
(12%) increase in total assets since the fiscal year began on January 27.
The principal components of this change are a seasonal increase of
$13,202,000 (9%) in inventories and an increase of $31,205,000 (16%) in net property and equipment, primarily related to the continuing store expansion program. Financing for this expansion was provided by cash flow from operations and additional borrowings. Net income adjusted for noncash items provided $15,926,000 during the first 26 weeks of the year to support the
Company's expansion.   The increase in total assets was also accompanied by
an increase of $16,192,000 in accounts payable and checks drawn in excess of bank balances under the Company's integrated cash management program, and an $8,210,000 increase in accrued liabilities and income taxes payable, all primarily related to the continuing store expansion program. Additional financing was provided by a $9,000,000 mortgage executed during the second quarter and net borrowings of $2,400,000 on the Company's bank line of credit.

         On May 28, 1996, the Company signed an amendment to its credit agreement with U.S. Bank of Washington, N.A., extending the expiration date applicable to the existing $75 million revolving working capital line of credit to November 30, 1997. The May 28 amendment also reduced the rate of interest applicable to IBOR borrowings from IBOR plus 2.00% to a range of IBOR plus 1.25% to IBOR plus 2.00%, depending on the Company's capital ratio and level of borrowings (if borrowings exceed $50 million, an additional 0.25% is added to the rate applicable to all borrowings under the line). Borrowings are secured by the Company's accounts receivable and inventory. Advances are limited to a base of eligible accounts receivable and inventory plus $10 million.

    The Company's capital requirements are influenced by its expansion plans and by factors such as real estate costs in the markets which the Company enters, whether that real estate will be purchased or leased and the extent of Company-financed remodeling required when existing buildings are acquired or leased. The Company presently expects to finance its fiscal 1996 expansion program through a combination of cash flow from operations, bank credit lines and mortgages and/or sale-leasebacks of owned properties. The Company intends to file a registration statement for the sale of 4,500,000 shares of Common Stock immediately following the filing of this Form 10-Q.

    The Company reports on a 52/53-week year. Fiscal 1996 is a 53-week year and the fourth quarter will consist of 14 weeks. The fiscal year ends on the last Friday in January.


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



PART II - OTHER INFORMATION:


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

    The Company's 1996 Annual Meeting of Shareholders was held on May 28, 1996. Matters voted upon at the meeting and the results of those votes are set forth in the following table.

                                  VOTES                    BROKER
                       -----------------------------
MATTER                  FOR     AGAINST    WITHHELD   ABSTENSIONS   NON-VOTES
- ------------------------------------------------------------------------------
Election of
Directors:
 Crockett        20,396,235           -     227,565             -           -
 Sarkowsky       20,396,932           -     226,868             -           -

Amend the
Company's
Stock Option
Plans            18,735,316   1,730,540           -       142,944      15,000

Ratification
of Indepen-
dent Public
Accountants
(Ernst &
Young)           20,467,615      71,408           -        84,777           -

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K -

(a) Exhibits filed with this Form 10-Q are as follows:


     10.3C     Third Amendment to Eagle Hardware & Garden Profit
               Sharing/Retirement Savings Plan.
     10.3D     Fourth Amendment to Eagle Hardware & Garden Profit
               Sharing/Retirement Savings Plan.
     10.100    Memorandum of Understanding concerning Eagle Hardware Securities
               Litigation dated May 23, 1995.
     10.101    Agreement dated June 6, 1995, by and among David Heerensperger,
               Richard Takata, Myron E. Kirkpatrick and Eagle Hardware & Garden,
               Inc. and National Union Fire Insurance Company of Pittsburgh, PA.
     10.102    Amended and Restated Credit Agreement dated as of May 28, 1996, between the Lenders, U.S. Bank of Washington, N.A., as Agent and
               Eagle Hardware & Garden, Inc.
     10.103    Real Estate Purchase and Sale Agreement dated July 2, 1996, by and between Terrace Point Partnership, Inc. and Eagle Hardware &
               Garden, Inc.
     10.104    Promissory Note dated July 18, 1996, by Eagle Hardware & Garden,
               Inc. to The Northwestern Mutual Life Insurance Company in the
               principal amount of $9,000,000.
     10.105    Real Estate Purchase and Sale Agreements dated August 4, 1994 and amended December 1, 1994, August 30, 1995 and February 23, 1996
               between Atlantic Seaboard Realty and the following persons:
               Ronald V. and Kathleen A. Gratias; Chlo Elaine Jackson and
               Charles L. Betts; and Mary J. McColm.
     10.106    Assignment of Rights Under Real Estate Purchase and Sale
               Agreements dated August 4, 1994, as amended, by Atlantic Seaboard
               Realty to Eagle Hardware & Garden, Inc.
     10.107    Real Estate Purchase and Sale Agreement dated March 6, 1996 and amended March 31, 1996, between Atlantic Seaboard Realty and the
               Tacoma Alliance Church.
     10.108    Assignment of Rights Under Real Estate Purchase and Sale
               Agreement dated March 6, 1996, as amended, by Atlantic Seaboard
               Realty to Eagle Hardware & Garden, Inc.
     10.109    Real Estate Purchase and Sale Agreement dated April 1, 1996, by and between Metropolitan Park District of Tacoma and Wahl &
               Associates, Inc.
     10.110    Assignment of Rights Under Real Estate Purchase and Sale
               Agreement dated April 1, 1996, by Wahl & Associates, Inc. to
               Eagle Hardware & Garden, Inc.
     10.111    Employment and Severance Agreement between Eagle Hardware &
               Garden, Inc. and Ronald P. Maccarone.
     11.1      Statement Regarding Computation of Per Share Earnings.
     27        Financial Data Schedule

(b) No reports on Form 8-K were filed during the second quarter of fiscal 1996.

SIGNATURES:


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              EAGLE HARDWARE & GARDEN, INC.
                              -----------------------------
                              Registrant



August 21, 1996               /s/ David J. Heerensperger
- ---------------               --------------------------
Date                          David J. Heerensperger
                              Chairman and Chief Executive Officer
                              (Principal Executive Officer)


August 21, 1996               /s/ Richard T. Takata
- ---------------               --------------------------
Date                          Richard T. Takata
                              President and Chief Operating Officer


August 21, 1996               /s/ Ronald P. Maccarone
- ---------------               --------------------------
Date                          Ronald P. Maccarone
                              Executive Vice-President-Finance and Chief
                              Financial Officer (Principal Financial Officer)


August 21, 1996               /s/ Earl E. Robicheaux
- ---------------               --------------------------
Date                          Earl E. Robicheaux
                              Vice President & Controller
                              (Principal Accounting Officer)

                            EAGLE HARDWARE & GARDEN, INC.
                             CONSOLIDATED BALANCE SHEETS
                                        [000]



                                                                      (UNAUDITED)
                                                                        JULY 26,     JANUARY 26,
                                                                          1996           1996
                                                                      ----------     ----------
                                ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                $5,942         $6,591
 Trade and other accounts receivable, net                                  4,162          3,594
 Merchandise inventories                                                 156,296        143,094
 Prepaid expenses                                                          3,756          2,076
 Deferred income taxes                                                     2,880          1,571
                                                                      ----------     ----------
     Total current assets                                                173,036        156,926
                                                                      ----------     ----------

PROPERTY AND EQUIPMENT, at cost:
 Land and buildings                                                      128,175        105,725
 Furniture, fixtures and equipment                                        67,622         64,486
 Leasehold improvements                                                   45,184         45,035
 Construction in progress                                                 15,266          4,743
                                                                      ----------     ----------
                                                                         256,247        219,989
 Less accumulated depreciation and amortization                           23,889         18,836
                                                                      ----------     ----------
     Net property and equipment                                          232,358        201,153
                                                                      ----------     ----------
PREOPENING COSTS                                                             540              7

OTHER ASSETS                                                               4,010          8,481
                                                                      ----------     ----------
     Total assets                                                       $409,944       $366,567
                                                                      ----------     ----------
                                                                      ----------     ----------

                                   LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Checks drawn in excess of bank balances                                 $11,248        $ 8,859
 Accounts payable                                                         46,030         32,226
 Note payable to bank                                                     36,900         34,500
 Sales taxes payable                                                       5,760          3,945
 Accrued payroll and related expenses                                     10,239          8,648
 Other current liabilities                                                11,940          7,159
 Current portion of long-term debt                                         2,135          6,198
                                                                      ----------     ----------
     Total current liabilities                                           124,252        101,535
                                                                      ----------     ----------

DEFERRED INCOME TAXES                                                      5,838          5,042
OTHER LONG-TERM LIABILITIES                                                3,017          2,847
LONG-TERM DEBT                                                           109,203        101,542
                                                                      ----------     ----------
     Total liabilities                                                   242,310        210,966
                                                                      ----------     ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock, without par value; 50,000 shares authorized;
  23,019 and 22,900 shares issued and outstanding                        136,725        135,721
 Retained earnings                                                        30,909         19,880
                                                                      ----------     ----------
     Total shareholders' equity                                          167,634        155,601
                                                                      ----------     ----------
     Total liabilities & shareholders' equity                           $409,944       $366,567
                                                                      ----------     ----------
                                                                      ----------     ----------




             See accompanying notes to consolidated financial statements.

                            EAGLE HARDWARE & GARDEN, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                     [000, EXCEPT STORE WEEK AND PER SHARE DATA]
                                     [UNAUDITED]




                                                   13 WEEKS ENDED                26 WEEKS ENDED
                                            -------------------------     -------------------------
                                              JULY 26,       JULY 28,       JULY 26,       JULY 28,
                                                1996           1995           1996           1995
                                            ----------     ----------     ----------     ----------
STORE WEEKS IN PERIOD                          [312]          [274]          [624]          [521]

NET SALES                                     $209,078       $167,835       $370,184       $297,981
COST OF SALES                                  150,739        123,496        266,589        217,914
                                            ----------     ----------     ----------     ----------
     Gross margin                               58,339         44,339        103,595         80,067

OPERATING EXPENSES                              43,471         35,508         81,765         66,878
PREOPENING EXPENSES                                  0          1,668              0          1,668
                                            ----------     ----------     ----------     ----------
     Operating income                           14,868          7,163         21,830         11,521

OTHER INCOME (EXPENSE):
 Net interest (expense)                         (2,192)        (1,581)        (4,615)        (2,881)
 Other income                                       16          1,419            145          2,028
                                            ----------     ----------     ----------     ----------
     Income before tax                          12,692          7,001         17,360         10,668

INCOME TAX PROVISION                             4,627          2,448          6,331          3,435
                                            ----------     ----------     ----------     ----------
     Net income                                 $8,065         $4,553        $11,029         $7,233
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

NET INCOME PER SHARE (SEE
 EXHIBIT 11.1 FOR DETAILED
 COMPUTATIONS):

     Net income per share, primary               $0.35          $0.20          $0.47          $0.31

     Net income per share, fully diluted         $0.32          $0.20          $0.46          $0.31




             See accompanying notes to consolidated financial statements.

                            EAGLE HARDWARE & GARDEN, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        [000]
                                     [UNAUDITED]




                                                                            26 WEEKS ENDED
                                                                     -------------------------
                                                                      JULY 26,       JULY 28,
                                                                         1996           1995
                                                                     ----------     ----------
OPERATING ACTIVITIES:
 Net income                                                             $11,029         $7,233
                                                                     ----------     ----------

 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                                          5,456          4,174
   Gain on sale of assets, net                                              (47)          (818)
   Deferred income taxes                                                   (512)           560
   Changes in operating assets and liabilities:
    Trade accounts receivable                                              (569)         1,053
    Merchandise inventories                                             (13,202)        (2,852)
    Prepaid expenses                                                     (1,702)          (917)
    Other assets                                                            785           (228)
    Preopening costs                                                       (532)          (711)
    Accounts payable and checks drawn in excess of bank balances         16,192          5,538
    Income taxes payable                                                  1,893          2,793
    Accrued liabilities                                                   6,317          3,172
    Other                                                                   169          1,286
                                                                     ----------     ----------
                                                                         14,248         13,050
                                                                     ----------     ----------
     Net cash provided by operating activities                           25,277         20,283
                                                                     ----------     ----------

INVESTING ACTIVITIES:
 Capital expenditures for property and equipment                        (37,197)       (34,053)
 Proceeds on sale of surplus land                                         3,686          3,718
 Other                                                                      583              0
                                                                     ----------     ----------
     Net cash used in investing activities                              (32,928)       (30,335)
                                                                     ----------     ----------

FINANCING ACTIVITIES:
 Advances on note payable to bank                                       222,700        164,700
 Payments on note payable to bank                                      (220,300)      (147,600)
 Proceeds (payments) on long-term borrowings, net                         3,598         (5,421)
 Other                                                                    1,004             88
                                                                     ----------     ----------
     Net cash provided by financing activities                            7,002         11,767
                                                                     ----------     ----------
     Increase (decrease) in cash and cash equivalents                      (649)         1,715
Cash and cash equivalents at beginning of period                          6,591          5,440
                                                                     ----------     ----------
     Cash and cash equivalents at end of period                          $5,942         $7,155
                                                                     ----------     ----------
                                                                     ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for -
    Interest                                                             $5,057         $4,206
    Income taxes                                                         $4,455           $145




             See accompanying notes to consolidated financial statements.

EAGLE HARDWARE & GARDEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
- ------------------------------------------

1. The accompanying unaudited consolidated financial statements do not purport to be full presentations, and do not include all information and disclosures required for fair presentation by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of the Company at July 26, 1996, the consolidated results of operations for the 13-week and 26-week periods ended July 26, 1996, and July 28, 1995, and consolidated cash flows for the 26-week periods then ended. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 1996, filed with the Securities and Exchange Commission.


2. The results of operations for the 13- and 26-week periods ended July 26, 1996, are not necessarily indicative of the results to be expected for the full fiscal year. The Company expects that its gross margin percentage will generally be lower in the second and third quarters of each fiscal year when sales of lower margin products are greater. The Company also expects that, in general, individual stores will experience lower net sales and operating income and that cash flow from operations will be lower in the fourth quarter of the fiscal year than in any of the other quarters, due primarily to the effect of winter weather on home improvement projects and the lack of significant sales of lawn and garden products during this period. In addition, unusual weather conditions could have a material adverse effect on seasonal sales.

    "Store Weeks in Period" represents the aggregate number of full weeks in which stores were open during the reporting period.


3. On May 28, 1996, the Company signed an amendment to its credit agreement with U.S. Bank of Washington, N.A., extending the expiration date applicable to the existing $75 million revolving working capital line of credit to November 30, 1997. The May 28 amendment also reduced the rate of interest applicable to IBOR borrowings from IBOR plus 2.00% to a range of IBOR plus 1.25% to IBOR plus 2.00%, depending on the Company's capital ratio and level of borrowings (if borrowings exceed $50 million, an additional 0.25% is added to the rate applicable to all borrowings under the line). Borrowings are secured by the Company's accounts receivable and inventory. Advances are limited to a base of eligible accounts receivable and inventory plus $10 million.


4. The Company recorded an effective tax rate of 36.5% for the quarter, which represents the Company's estimated effective tax rate for the year. In the prior year second quarter, the Company recorded an effective tax rate of 35.0%. The prior year second quarter effective tax rate was lower than the combined federal and state statutory tax rates due primarily to the utilization of a portion of the Company's capital loss carryforward incurred in the fourth quarter of fiscal 1994. The capital loss carryforward was used to offset a capital gain realized on the sale of surplus land in Utah. The event which resulted in this capital gain caused a revision to the valuation allowance previously established against the deferred tax benefit of the capital loss carryforward. In accordance with Financial Accounting Standard No. 109, the effect of this event was recognized entirely in the second quarter of fiscal 1995.

5. As of August 21, 1996, the Company had completed the purchases of sites for four future store locations (excluding the Wenatchee store which opened on August 22) and had signed an agreement to purchase property for another site at a cost of approximately $2,700,000. Purchase of the latter site will be finalized upon successful resolution of various contingencies.

                                     EXHIBIT INDEX


     10.3C     Third Amendment to Eagle Hardware & Garden Profit
               Sharing/Retirement Savings Plan.
     10.3D     Fourth Amendment to Eagle Hardware & Garden Profit
               Sharing/Retirement Savings Plan.
     10.100    Memorandum of Understanding concerning Eagle Hardware Securities
               Litigation dated May 23, 1995.
     10.101    Agreement dated June 6, 1995, by and among David Heerensperger,
               Richard Takata, Myron E. Kirkpatrick and Eagle Hardware & Garden,
               Inc. and National Union Fire Insurance Company of Pittsburgh, PA.
     10.102    Amended and Restated Credit Agreement dated as of May 28, 1996, between the Lenders, U.S. Bank of Washington, N.A., as Agent and
               Eagle Hardware & Garden, Inc.
     10.103    Real Estate Purchase and Sale Agreement dated July 2, 1996, by and between Terrace Point Partnership, Inc. and Eagle Hardware &
               Garden, Inc.
     10.104    Promissory Note dated July 18, 1996, by Eagle Hardware & Garden,
               Inc. to The Northwestern Mutual Life Insurance Company in the
               principal amount of $9,000,000.
     10.105    Real Estate Purchase and Sale Agreements dated August 4, 1994 and amended December 1, 1994, August 30, 1995 and February 23, 1996
               between Atlantic Seaboard Realty and the following persons:
               Ronald V. and Kathleen A. Gratias; Chlo Elaine Jackson and
               Charles L. Betts; and Mary J. McColm.
     10.106    Assignment of Rights Under Real Estate Purchase and Sale
               Agreements dated August 4, 1994, as amended, by Atlantic Seaboard
               Realty to Eagle Hardware & Garden, Inc.
     10.107    Real Estate Purchase and Sale Agreement dated March 6, 1996 and amended March 31, 1996, between Atlantic Seaboard Realty and the
               Tacoma Alliance Church.
     10.108    Assignment of Rights Under Real Estate Purchase and Sale
               Agreement dated March 6, 1996, as amended, by Atlantic Seaboard
               Realty to Eagle Hardware & Garden, Inc.
     10.109    Real Estate Purchase and Sale Agreement dated April 1, 1996, by and between Metropolitan Park District of Tacoma and Wahl &
               Associates, Inc.
     10.110    Assignment of Rights Under Real Estate Purchase and Sale
               Agreement dated April 1, 1996, by Wahl & Associates, Inc. to
               Eagle Hardware & Garden, Inc.
     10.111    Employment and Severance Agreement between Eagle Hardware &
               Garden, Inc. and Ronald P. Maccarone.
     11.1      Statement Regarding Computation of Per Share Earnings.
     27        Financial Data Schedule