Form 10-Q
period 1996-10-25
EAGLE HARDWARE & GARDEN INC/WA/
filed 1996-12-04
CIK 883683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-    OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED October 25, 1996
                                    ----------------

                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-    OF THE SECURITIES EXCHANGE ACT OF 1934

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

THE REGISTRANT HAD 28,866,362 SHARES OF COMMON STOCK, WITHOUT PAR VALUE,
                   ----------
OUTSTANDING AT October 25, 1996.
               ----------------

                          EAGLE HARDWARE & GARDEN, INC.

                               INDEX TO FORM 10-Q


                                                                         PAGE

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . .       3

     ITEM 1 -  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . .       3

          Consolidated Balance Sheets. . . . . . . . . . . . . . . .      10

          Consolidated Statements of Operations. . . . . . . . . . .      11

          Consolidated Statements of Cash Flows. . . . . . . . . . .      12

          Notes to Unaudited Consolidated Financial Statements . . .      13


     ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS . . . . . . . . .       3


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .       8

     ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . .       8

          Exhibit 11.1 - Computation of Net Income Per Share . . . .      15

PART I - FINANCIAL INFORMATION:


ITEM 1 - FINANCIAL STATEMENTS -

     Eagle Hardware & Garden, Inc.'s ("the Company") unaudited consolidated balance sheet as of October 25, 1996, audited consolidated balance sheet as of January 26, 1996, unaudited statements of operations for the 13- and 39-week periods ended October 25, 1996, and October 27, 1995, and unaudited consolidated statements of cash flows for the 39-week periods then ended are attached. Notes to the unaudited consolidated financial statements are also attached.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

     It is suggested that this discussion be read in conjunction with the "Management's Discussion and Analysis" included in the Company's 1995 Annual Report to Shareholders, which has previously been filed with the Securities and Exchange Commission.

     The results of operations for the 13- and 39-week periods ended October 25, 1996, are not necessarily indicative of the results to be expected for the full fiscal year. The Company expects that its gross margin percentage will generally be lower in the second and third quarters of each fiscal year when sales of lower margin products are greater. The Company also expects that, in general, individual stores will experience lower net sales and operating income and that cash flow from operations will be lower in the fourth quarter of the fiscal year than in any of the other quarters, due primarily to the effect of winter weather on home improvement projects and the lack of significant sales of lawn and garden products during this period. In addition, unusual weather conditions could have a material adverse effect on seasonal sales.

     "Store Weeks in Period" represents the aggregate number of full weeks in which stores were open during the reporting period. There were 321 store weeks of operations during the third quarter of fiscal 1996, an increase of 6% compared to the 302 store weeks during the comparable prior year period. For the 39 weeks ended October 25, 1996, total store weeks increased 15% to 945 from 823 store weeks in 1995.

     RESULTS OF OPERATIONS -

     (a)  COMPARISON OF THE 13 WEEKS ENDED OCTOBER 25, 1996, AND OCTOBER 27,
1995.

     NET INCOME. Net income for the third quarter of fiscal 1996 increased 207% to $7,591,000, or $0.28 per share, fully diluted, from $2,473,000, or $0.11 per share, during the third quarter of fiscal 1995. The Company's 6.25% convertible subordinated debentures were dilutive during the third quarter of fiscal 1996 (see Exhibit 11.1). Had the debentures not been dilutive, net income per share for the quarter ended October 25, 1996 would have been $0.29 (primary net income per share). The 207% increase in net income was due to the factors discussed below.

     Weighted average common and common equivalent shares outstanding for use in the primary earnings per share calculation increased 13% from 23,129,000 as of October 27, 1995, to 26,055,000 as of October 25, 1996. The primary reason for this increase was the completion of a public stock offering in September 1996 which resulted in the issuance of 5,750,000 shares of Common Stock.

     NET SALES. Net sales for the third quarter of fiscal 1996 were $198,731,000, compared to net sales of $159,764,000 for the comparable prior year period. This 24% increase in net sales over the prior year period was due to a 19% increase in same store sales for the quarter (for stores open one year or more) and a 6% increase in store weeks of operations during the period. Same store sales increased primarily as a result of a 17% increase in the number of transactions. The increase of 19% in same store sales during the quarter compares to a decrease of 11% for the third quarter of fiscal 1995. Management attributes the increase in same store sales to several factors, including favorable economic conditions in most of the Company's markets and the declining performance of a primary competitor,
Ernst Home Center, Inc. (Ernst).   Ernst filed for Chapter 11 bankruptcy
protection in July 1996 and subsequently obtained approval from the court in November 1996 to conduct a Chapter 7 orderly liquidation of assets. Liquidation of the remaining Ernst stores began on November 23, 1996.

     GROSS MARGIN. The Company's gross margin was $54,660,000 for the third quarter of fiscal 1996. This represents an increase of $11,501,000, or 27%, over the third quarter of fiscal 1995. As a percentage of net sales, gross margin was 27.5% in the third quarter of fiscal 1996 versus 27.0% in the comparable prior year period. Management attributes the improvement in gross margin as a percentage of net sales to a combination of factors, including volume-related buying efficiencies, a reduction in realized inventory shrinkage (attributed primarily to continuing loss prevention programs) and less promotional pricing by competitors.

     OPERATING EXPENSES. Operating expenses as a percentage of net sales decreased from 22.6% in the third quarter of fiscal 1995 to 22.3% in the third quarter of 1996, primarily as a result of additional leverage attributable to the 19% increase in same store sales. The dollar amount of operating expenses increased by $8,273,000, or 23%, from the comparable prior year period, primarily as a result of the 19% increase in same store sales and the 6% increase in store weeks of operations. Third quarter operating expense leverage would have been greater had it not been for the Company's decision to increase staffing on the sales floor to support increased levels of customer traffic and to further its ongoing commitment to providing a high level of customer service.

     PREOPENING EXPENSES.    Preopening expenses were $504,000, or 0.3% of net
sales, in the third quarter of fiscal 1996, during which the Company opened one store. In the comparable prior year quarter, when the Company opened two stores, preopening expenses were $1,266,000, or 0.8% of net sales.

     OPERATING INCOME. For the reasons explained above, operating income increased 68%, from $5,832,000 in the third quarter of fiscal 1995 to $9,822,000 in the third quarter of fiscal 1996. Expressed as a percentage of net sales, operating income improved from 3.7% in the third quarter of fiscal 1995 to 4.9% in the third quarter of 1996.

     INTEREST EXPENSE. Net interest expense during the third quarter of fiscal 1996 was $1,493,000, compared to $2,044,000 during the comparable prior year period. The decrease resulted primarily from the completion of the Company's $125,000,000 Common Stock offering in September 1996. A portion of the proceeds from this offering was used to pay off credit line borrowings and the remainder was invested on a short-term basis. Interest on the Company's convertible subordinated debentures, which represent the primary source of interest expense, was comparable between the current and prior year periods. During both quarters, interest incurred was partially offset by interest capitalized on construction projects.

     OTHER INCOME. Other income in the third quarter of fiscal 1996 consisted primarily of a $2,108,000 capital gain on the sale of surplus land located in Lynnwood, Washington.

     INCOME TAXES. The Company recorded a combined federal and state tax provision of $2,947,000 for the third quarter of fiscal 1996, compared to a provision of $1,342,000 during the comparable prior year period. The effective tax rate for the third quarter of fiscal 1996 was 28.0% versus 35.2% in the third quarter of fiscal 1995. The effective tax rate in the third quarter of fiscal 1996 was lower than the combined federal and state statutory rates that the Company expects to pay under normal circumstances for two reasons. First, $2,142,000 in capital gains recorded in the quarter was not taxable due to the utilization of a portion of the Company's capital loss carryforward incurred in the fourth quarter of fiscal 1994. Second, a portion of the Company's net proceeds from the stock offering was invested in tax-exempt securities, resulting in a lower expected effective tax rate for the year. The third quarter effective rate for 1995 was lower than the combined federal and state statutory tax rates due primarily to adjustments between the prior year tax provision and the tax return which was filed during that quarter.


     (b)  COMPARISON OF THE 39 WEEKS ENDED OCTOBER 25, 1996, AND OCTOBER 27,
1995.

     NET INCOME. Net income for the first 39 weeks of fiscal 1996 increased 92% to $18,620,000, or $0.74 per share, fully diluted, from $9,706,000, or $0.42 per share, during the first 39 weeks of fiscal 1995. The Company's 6.25% convertible subordinated debentures were dilutive during the first 39 weeks of fiscal 1996 (see Exhibit 11.1). Had the debentures not been dilutive, net income per share for the 39 weeks ended October 25, 1996 would have been $0.77 (primary net income per share). The 92% increase in net income was due to the factors discussed below.

     Weighted average common and common equivalent shares outstanding for use in the primary earnings per share calculation increased 5% from 23,094,000 as of October 27, 1995, to 24,217,000 as of October 25, 1996. The primary reason for this increase was the completion of a public stock offering in September 1996 which resulted in the issuance of 5,750,000 shares of Common Stock.

     NET SALES. Net sales for the first 39 weeks of fiscal 1996 were $568,915,000, compared to net sales of $457,745,000 for the comparable prior year period. This 24% increase in net sales over the prior year 39-week period was due primarily to a 15% increase in store weeks of operations and an 11% increase in same store sales for the period. Same store sales increased primarily as a result of a 9% increase in the number of transactions. The increase of 11% in same store sales during the 39-week period compares to a decrease of 9% for the first 39 weeks of fiscal 1995. Management attributes the increase in same store sales to several factors, including strong existing home sales, favorable economic conditions in most of the Company's markets and the declining performance of a primary
competitor, Ernst Home Center, Inc.   Ernst filed for Chapter 11 bankruptcy
protection in July 1996 and subsequently obtained approval from the court in November 1996 to conduct a Chapter 7 orderly liquidation of assets. Liquidation of the remaining Ernst stores began on November 23, 1996.

     GROSS MARGIN. The Company's gross margin was $158,255,000 for the first 39 weeks of fiscal 1996. This represents an increase of $35,030,000, or 28%, over the first 39 weeks of fiscal 1995. As a percentage of net sales, gross margin was 27.8% in the first 39 weeks of fiscal 1996 versus 26.9% in the comparable prior year period. Management attributes the improvement in gross margin as a percentage of net sales to a combination of factors, including volume-related buying efficiencies, a reduction in realized inventory shrinkage (attributed primarily to continuing loss prevention programs) and less promotional pricing by competitors. In addition, the prior year gross margin was lower due to the opening of five new stores during the first 39 weeks of fiscal 1995 (versus one store opening thus far in fiscal 1996) and related grand opening promotional pricing.

     OPERATING EXPENSES. Operating expenses as a percentage of net sales decreased from 22.5% in the first 39 weeks of fiscal 1995 to 22.2% in the first 39 weeks of fiscal 1996, primarily as a result of additional leverage attributable to the 11% increase in same store sales. The dollar amount of operating expenses increased by $23,161,000, or 23%, from the comparable prior year period, primarily as a result of the 15% increase in store weeks of operations and the 11% increase in same store sales. Operating expense leverage in the first 39 weeks of fiscal 1996 would have been greater had it not been for the Company's decision to increase staffing on the sales floor to support increased levels of customer traffic and to further its ongoing commitment to providing a high level of customer service.

     PREOPENING EXPENSES.    Preopening expenses were $504,000, or 0.1% of net
sales, in the first 39 weeks of fiscal 1996, during which the Company opened one store. In the comparable prior year period, when the Company opened five stores, preopening expenses were $2,934,000, or 0.6% of net sales.

     OPERATING INCOME. For the reasons explained above, operating income increased 82%, from $17,353,000 in the first 39 weeks of fiscal 1995 to $31,652,000 in the first 39 weeks of fiscal 1996. Expressed as a percentage of net sales, operating income improved from 3.8% in the first 39 weeks of fiscal 1995 to 5.6% in the comparable current year period.

     INTEREST EXPENSE. Net interest expense during the first 39 weeks of fiscal 1996 was $6,108,000, compared to $4,925,000 during the comparable prior year period. This increase was due primarily to interest on additional long-term borrowings made during the fourth quarter of fiscal 1995 and the second quarter of fiscal 1996 and higher average borrowings on the Company's bank line of credit compared to the prior year. Interest on the Company's convertible subordinated debentures, which represent the primary source of interest expense, was comparable between the current and prior year. During both periods, interest incurred was partially offset by interest capitalized on construction projects.

     OTHER INCOME. Other income for the first 39 weeks of fiscal 1996 consisted mostly of a $2,108,000 capital gain on the sale of surplus land located in Lynnwood, Washington. Other income for the first 39 weeks of fiscal 1995 consisted primarily of $1,125,000 related to the settlement of securities litigation and $818,000 in capital gains recognized on the sale of surplus property in Utah.

     INCOME TAXES. The Company recorded a combined federal and state tax provision of $9,278,000 for the first 39 weeks of fiscal 1996, compared to a provision of $4,776,000 during the comparable prior year period. The effective tax rate for the first 39 weeks of fiscal 1996 was 33.3% versus 33.0% in the first 39 weeks of fiscal 1995. The 1996 effective tax rate for the first 39 weeks was lower than the combined federal and state statutory tax rates that the Company expects to pay under normal circumstances for two reasons. First, $2,189,000 in capital gains recorded during the period was not taxable due to the utilization of a portion of the Company's capital loss carryforward incurred in the fourth quarter of fiscal 1994. Second, a portion of the Company's net proceeds from the stock offering was invested in tax-exempt securities, which resulted in a lower expected effective tax rate for the year.

     The 1995 effective tax rate for the first 39 weeks was lower than the combined federal and state statutory tax rates due primarily to the utilization of a portion of the Company's capital loss carryforward. The capital loss carryforward was used to offset capital gains realized on the sale of surplus land in Utah and the recovery of a previously reserved receivable relating to the sale of land in Canada.

     LIQUIDITY AND CAPITAL RESOURCES -

     On September 20, 1996, the Company completed a public offering of 5,750,000 shares of Common Stock. All shares were offered by the Company and net proceeds totaled approximately $125 million. Of the net proceeds, $42.2 million was used to pay off credit line borrowings and the balance will be used to finance the Company's ongoing store expansion plans and for general corporate purposes. Pending such uses, the net proceeds have been invested in highly liquid investment grade securities.

     The Company opened a store in Wenatchee, Washington on August 22. This store is the first Eagle store built in a new format designed for smaller population centers. In addition to the Wenatchee store, the Company's fiscal 1996 expansion plans include stores under construction in Pueblo and Louisville, Colorado, both of which are scheduled to open during the fourth quarter of fiscal 1996. The Company also has stores under construction in North Seattle and Tacoma, Washington, and Kahului (Maui), Hawaii. In addition to these stores, which are currently scheduled to open in early fiscal 1997, the Company has signed purchase agreements for two sites planned for opening in fiscal 1997 in the Denver, Colorado market. The Company continues to review additional sites for future expansion.

     The Company's balance sheet at October 25, 1996, reflects a $148.0 million (40%) increase in total assets since the fiscal year began on January 27. The principal components of this change are an increase of $70.3 million in cash and cash equivalents and short-term investments, a $23.1 million increase in inventories and an increase of $55.2 million in net property and equipment. The increase in cash and cash equivalents and short-term investments was due primarily to the recently completed Common Stock offering. The increase in inventories was due primarily to the higher sales volumes as well as the opening of an additional store during the first 39 weeks of fiscal 1996. The increase in net property and equipment was attributable primarily to the Company's continuing store expansion program. Financing for this expansion was provided primarily by cash flow from operations and proceeds from the offering. Additional financing was provided by a $9.0 million mortgage executed during the second quarter and a sale of surplus land that provided another $7.4 million.

     The Company's capital requirements are influenced by its expansion plans and by factors such as real estate costs in the markets which the Company enters, whether that real estate will be purchased or leased and the extent of Company-financed remodeling required when existing buildings are acquired or leased. The Company presently expects to finance its expansion plans for the remainder of fiscal 1996 and for fiscal 1997 through a combination of cash flow from operations, proceeds from the September 1996 Common Stock offering and mortgages and/or sale-leasebacks of owned properties.

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

PART II - OTHER INFORMATION:


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K -

(a) Exhibits filed with this Form 10-Q are as follows:

     10.99B Supplement No. 103 and Supplement No. 104 under Retail Technology Exchange Agreement by and between Fujitsu-ICL Systems, Inc. and Eagle Hardware & Garden, Inc.

     10.103A First Amendment to Real Estate Purchase and Sale Agreement dated August 1996, by and between Terrace Point Partnership, Inc. and Eagle Hardware & Garden, Inc.

     10.112 Agreement for Purchase and Sale of Real Property dated September 5, 1996, by Northglenn Partners, L.P. and Eagle Hardware & Garden, Inc.

     10.113 Real Estate Purchase and Sale Agreement dated October 6, 1996, by and between Eagle Hardware & Garden, Inc. and The Good Guys-- California, Inc.

     10.114 Stipulation and Order of Appropriation and Judgment by the Superior Court of Washington for Snohomish County dated September 24, 1996.

     11.1      Statement Regarding Computation of Per Share Earnings.

(b) No reports on Form 8-K were filed during the third quarter of fiscal 1996.

SIGNATURES:


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EAGLE HARDWARE & GARDEN, INC.
                                  -----------------------------
                                  Registrant



December 4, 1996                  /s/ David J. Heerensperger
----------------                  -------------------------------------
Date                              David J. Heerensperger
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)



December 4, 1996                  /s/ Richard T. Takata
----------------                  -------------------------------------
Date                              Richard T. Takata
                                  President and Chief Operating Officer


December 4, 1996                  /s/ Ronald P. Maccarone
----------------                  -------------------------------------
Date                              Ronald P. Maccarone
                                  Executive Vice-President-Finance and Chief
                                  Financial Officer (Principal Financial
                                  Officer)



December 4, 1996                  /s/ Steven M. Stenberg
----------------                  -------------------------------------
Date                              Steven M. Stenberg
                                  Controller and Treasurer

                          EAGLE HARDWARE & GARDEN, INC.
                           CONSOLIDATED BALANCE SHEETS
                                      [000]

                                                         (UNAUDITED)
                                                         OCTOBER 25, JANUARY 26,
                                                            1996        1996
                                                         ----------- -----------
                         ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                 $44,900       $6,591
 Short-term investments                                     32,035            0
 Trade and other accounts receivable, net                    5,230        3,594
 Merchandise inventories                                   166,173      143,094
 Prepaid expenses                                            3,088        2,076
 Deferred income taxes                                       3,473        1,571
                                                        ----------   ----------
     Total current assets                                  254,899      156,926
                                                        ----------   ----------

PROPERTY AND EQUIPMENT, at cost:
 Land and buildings                                        139,851      105,725
 Furniture, fixtures and equipment                          72,882       64,486
 Leasehold improvements                                     45,365       45,035
 Construction in progress                                   24,605        4,743
                                                        ----------   ----------
                                                           282,703      219,989
 Less accumulated depreciation and amortization             26,378       18,836
                                                        ----------   ----------
     Net property and equipment                            256,325      201,153
                                                        ----------   ----------

PREOPENING COSTS                                               547            7
OTHER ASSETS                                                 2,766        8,481
                                                        ----------   ----------
     Total assets                                         $514,537     $366,567
                                                        ----------   ----------
                                                        ----------   ----------

                      LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Checks drawn in excess of bank balances                    $9,538       $8,859
 Accounts payable                                           52,999       32,226
 Note payable to bank                                            0       34,500
 Sales taxes payable                                         8,526        3,945
 Accrued payroll and related expenses                       13,103        8,648
 Other current liabilities                                   7,138        7,159
 Current portion of long-term debt                           2,030        6,198
                                                        ----------   ----------
     Total current liabilities                              93,334      101,535
                                                        ----------   ----------

DEFERRED INCOME TAXES                                        7,185        5,042
OTHER LONG-TERM LIABILITIES                                  3,096        2,847
LONG-TERM DEBT                                             108,967      101,542
                                                        ----------   ----------
     Total liabilities                                     212,582      210,966
                                                        ----------   ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock, without par value; 50,000 shares
   authorized; 28,866 and 22,900 shares issued
   and outstanding                                         263,455      135,721
 Retained earnings                                          38,500       19,880
                                                        ----------   ----------
     Total shareholders' equity                            301,955      155,601
                                                        ----------   ----------
     Total liabilities & shareholders' equity             $514,537     $366,567
                                                        ----------   ----------
                                                        ----------   ----------
          See accompanying notes to consolidated financial statements.

                          EAGLE HARDWARE & GARDEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   [000, EXCEPT STORE WEEK AND PER SHARE DATA]
                                   [UNAUDITED]


                                     13 WEEKS ENDED          39 WEEKS ENDED
                                 ----------------------- -----------------------
                                 OCTOBER 25, OCTOBER 27, OCTOBER 25, OCTOBER 27,
                                    1996        1995        1996        1995
                                 ----------- ----------- ----------- -----------
STORE WEEKS IN PERIOD                 [321]       [302]       [945]       [823]

NET SALES                         $198,731    $159,764    $568,915    $457,745
COST OF SALES                      144,071     116,605     410,660     334,520
                                 ----------- ----------- ----------- -----------
     Gross margin                   54,660      43,159     158,255     123,225

OPERATING EXPENSES                  44,334      36,061     126,099     102,938
PREOPENING EXPENSES                    504       1,266         504       2,934
                                 ----------- ----------- ----------- -----------
     Operating income                9,822       5,832      31,652      17,353

OTHER INCOME (EXPENSE):
 Net interest (expense)             (1,493)     (2,044)     (6,108)     (4,925)
 Other income                        2,209          27       2,354       2,054
                                 ----------- ----------- ----------- -----------
     Income before tax              10,538       3,815      27,898      14,482

INCOME TAX PROVISION                 2,947       1,342       9,278       4,776
                                 ----------- ----------- ----------- -----------
     Net income                     $7,591      $2,473     $18,620      $9,706
                                 ----------- ----------- ----------- -----------
                                 ----------- ----------- ----------- -----------

 NET INCOME PER SHARE (SEE
 EXHIBIT 11.1 FOR DETAILED
 COMPUTATIONS):

     Net income per share,
        primary                      $0.29       $0.11       $0.77       $0.42

     Net income per share,
        fully diluted                $0.28       $0.11       $0.74       $0.42


          See accompanying notes to consolidated financial statements.

                          EAGLE HARDWARE & GARDEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      [000]
                                   [UNAUDITED]

                                                            39 WEEKS ENDED
                                                        ------------------------
                                                        OCTOBER 25,  OCTOBER 27,
                                                           1996         1995
                                                        -----------  -----------
OPERATING ACTIVITIES:
 Net income                                               $18,620      $9,706
                                                        -----------  -----------

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                            8,382       6,542
   Net gain on asset sales                                 (2,189)       (736)
   Deferred income taxes                                      241         656
   Changes in operating assets and liabilities:
    Trade and other accounts receivable                    (1,636)       (410)
    Merchandise inventories                               (23,079)    (14,363)
    Prepaid expenses                                         (242)        (14)
    Other assets                                              693         470
    Preopening costs                                         (540)        224
    Accounts payable and checks drawn in excess of
      bank balances                                        21,452       5,308
    Income taxes payable                                   (1,851)      2,554
    Accrued liabilities                                    10,097       2,819
    Other                                                     249       1,419
                                                        -----------  -----------
                                                           11,577       4,469
                                                        -----------  -----------
     Net cash provided by operating activities             30,197      14,175
                                                        -----------  -----------

INVESTING ACTIVITIES:
 Capital expenditures for property and equipment          (64,493)    (42,350)
 Net purchases of short-term investments                  (32,035)          0
 Proceeds on sale of surplus land                           7,422       3,718
 Other                                                      1,019           0
                                                        -----------  -----------
     Net cash used in investing activities                (88,087)    (38,632)
                                                        -----------  -----------

FINANCING ACTIVITIES:
 Advances on note payable to bank                         292,100     248,800
 Payments on note payable to bank                        (326,600)   (220,300)
 Net proceeds of stock offering                           124,855           0
 Net proceeds (payments) on long-term borrowings            3,366      (5,717)
 Other                                                      2,478         417
                                                        -----------  -----------
     Net cash provided by financing activities             96,199      23,200
                                                        -----------  -----------
     Increase (decrease) in cash and cash equivalents      38,309      (1,257)
Cash and cash equivalents at beginning of period            6,591       5,440
                                                        -----------  -----------
     Cash and cash equivalents at end of period           $44,900      $4,183
                                                        -----------  -----------
                                                        -----------  -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for -
    Interest                                              $10,474      $7,844
    Income taxes                                           $9,327      $1,271

          See accompanying notes to consolidated financial statements.

EAGLE HARDWARE & GARDEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. The accompanying unaudited consolidated financial statements do not purport to be full presentations, and do not include all information and disclosures required for fair presentation by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of the Company at October 25, 1996, the consolidated results of operations for the 13-week and 39-week periods ended October 25, 1996, and October 27, 1995, and consolidated cash flows for the 39-week periods then ended. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 1996, filed with the Securities and Exchange Commission.


2. The results of operations for the 13- and 39-week periods ended October 25, 1996, are not necessarily indicative of the results to be expected for the full fiscal year. The Company expects that its gross margin percentage will generally be lower in the second and third quarters of each fiscal year when sales of lower margin products are greater. The Company also expects that, in general, individual stores will experience lower net sales and operating income and that cash flow from operations will be lower in the fourth quarter of the fiscal year than in any of the other quarters, due primarily to the effect of winter weather on home improvement projects and the lack of significant sales of lawn and garden products during this period. In addition, unusual weather conditions could have a material adverse effect on seasonal sales.

          "Store Weeks in Period" represents the aggregate number of full weeks in which stores were open during the reporting period.


3. During the quarter, the Company sold a parcel of surplus land located in Lynnwood, Washington, and recorded a capital gain of $2,108,000. The capital gain is included in Other Income.


4. The Company recorded an effective tax rate of 28.0% for the quarter, which is less than the Company's estimated effective tax rate for the year. The third quarter effective tax rate was lower than the combined federal and state statutory tax rates due primarily to the utilization of a portion of the Company's capital loss carryforward incurred in the fourth quarter of fiscal 1994. The capital loss carryforward was used to offset a capital gain realized on the sale of surplus land in Lynnwood, Washington. The event which resulted in this capital gain caused a revision to the valuation allowance previously established against the deferred tax benefit of the capital loss carryforward. In accordance with Financial Accounting Standard No. 109, the effect of this event was recognized entirely in the third quarter of fiscal 1996. In addition to the capital gain, tax-exempt investment income contributed to the decrease in the Company's effective tax rate.


5. As of December 4, 1996, the Company had completed the purchases of sites for four future store locations and had signed agreements to purchase property for two additional sites at a cost of approximately $6,400,000. Purchase of the latter sites will be finalized upon successful resolution of various contingencies.

6. On September 20, 1996, the Company completed a public offering of 5,750,000 shares of Common Stock at $22 7/8 per share. Net proceeds to the Company totaled approximately $125 million.