Form 10-K
period 1997-01-31
EAGLE HARDWARE & GARDEN INC/WA/
filed 1997-04-07
CIK 883683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15[d] OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED January 31, 1997
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15[d] OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19830
                                                -------

                          EAGLE HARDWARE & GARDEN, INC.
             (Exact name of registrant as specified in its charter)

               WASHINGTON                          91-1465348
               ----------                          ----------
     (State or other jurisdiction of    (IRS Employer Identification No.)
     incorporation or organization)

                    981 POWELL AVENUE SW    RENTON, WA  98055
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (206) 227-5740
                                 --------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
     TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH
                                             REGISTERED
     Common Stock (symbol: "EAGL")           The Nasdaq National Market
     6.25% convertible subordinated
     debentures due 2001 (symbol: "EAGLG")   The Nasdaq National Market

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ( )

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on April 1, 1997, was $437,889,468. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by nonaffiliates was computed as 23,199,442 shares.

The Registrant had 28,898,406 shares of Common Stock, without par value, outstanding at April 1, 1997.


Total number of pages, including cover page:    Exhibit Index appears at page  .
                                             --                              --

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's 1996 Annual Report to Shareholders are incorporated by reference into Part II; and

(2) Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                            FORWARD-LOOKING STATEMENTS

     Some of the information in this Annual Report, including anticipated store openings, capital requirements and trends in the Company's markets, constitute forward-looking statements. These statements are subject to a number of risks and uncertainties that might cause actual results to differ materially from stated expectations. These risks include, among others, the highly competitive environment in the retail home improvement industry, the effect of general economic conditions and weather in the Company's markets and the Company's ability to achieve its expansion plans and successfully manage its growth. (See
Item 1 - Business - Risk Factors)


                                     PART I

ITEM 1 - BUSINESS -

GENERAL

     Eagle Hardware & Garden, Inc. ("Eagle Hardware" or the "Company") is a leading operator of customer-friendly home improvement centers in the western United States. Since opening its first store in Spokane, Washington in November 1990, the Company has grown to 30 stores with over 3.7 million square feet of selling space. Eagle Hardware stores generated average annual sales per store of $31.0 million in 1996, the second highest in the industry. The Company's stores average approximately 125,000 square feet and feature a product assortment of over 60,000 stock keeping units ("SKUs"), significantly more than the Company's principal competitors, while maintaining an average in-stock position of over 98%. Since its inception, the Company has focused on creating the best home improvement shopping experience for its customers by combining the selection and value associated with traditional warehouse-format home centers with the comfortable atmosphere and service orientation of specialty retailers.

     The Company has differentiated its stores from those of other warehouse home improvement retailers by providing a bright, clean and well-organized customer-friendly shopping environment and by offering "More of Everything-Registered Trademark-," with one of the broadest and deepest selections of brand name home improvement products available in the United States. Through its highly trained sales associates, Eagle Experts-TM- and Eagle Service Specialists-TM-, the Company provides exceptional customer service to both its target do-it-yourself customers, as well as professional contractors. The Company believes the successful implementation of its business strategy has made Eagle Hardware a more appealing destination for home improvement shoppers, including female customers, who favor the customer-oriented shopping environment of the Company's stores over the often confusing atmosphere of traditional warehouse-format home centers.

INDUSTRY OVERVIEW

According to industry publications, the do-it-yourself home improvement industry in the United States generated aggregate revenues of approximately $135 billion in 1996. Over the last 10 years, the industry has undergone significant changes, with the warehouse-format home center retailers gaining significant market share in a number of markets in the United States relative to traditional home center, hardware and lumber yard operators, by offering lower prices and taking advantage of economies created by larger sales volumes. Although the home improvement industry remains fragmented, it has experienced increasing consolidation during recent years, with the sales of the five largest operators representing approximately 27% of the estimated overall market in 1996 as compared to 15% of the overall market in 1991. The Company believes this trend will continue, and that opportunities exist for service-oriented home improvement retailers to benefit from this continuing consolidation.

BUSINESS STRATEGY

     The Company's goal is to be the premier operator of customer-oriented home improvement centers in the United States. To achieve this goal, Eagle Hardware has developed and is implementing a business strategy designed to satisfy the preferences expressed by its target do-it-yourself customers by combining selection and value with exceptional customer service and convenience. The key elements of the Company's strategy are as follows:

     CUSTOMER-FRIENDLY STORE ENVIRONMENT The Company strives to create the best shopping experience by providing a customer-friendly store environment that is clean, attractive and "easy to shop," with bold signage, wide, brightly lit aisles and well-marked departments designed to help customers easily find desired merchandise categories. For ease of access, the Company's innovative Design Center is typically positioned centrally within the store and adjacent to 8,000 square feet of fully furnished and accessorized kitchen and bath displays to allow customers to view products in real-life settings. A tiled "racetrack" aisle encircles the Design Center and related departments for easy customer access to the other merchandise departments within the store. Seventeen to 26 cash registers are positioned at various places in each store to facilitate rapid check-out. These and other features provide Eagle Hardware customers with an enjoyable shopping experience in a specialty-store environment.

     "MORE OF EVERYTHING -Registered Trademark-" MERCHANDISING PHILOSOPHY Eagle Hardware offers one of the broadest and deepest selections of virtually every category of home improvement merchandise in the United States, providing one-stop shopping for its target do-it-yourself customers as well as professional contractors. In addition to serving the major project needs of its customers, the Company also targets "fix-it" repair and maintenance customers. The Company's home centers average approximately 125,000 square feet (excluding storage and exterior garden square footage) of retail floor space and the product selection of each Eagle Hardware home center consists of over 60,000 SKUs. According to NATIONAL HOME CENTER NEWS, this amount is more than twice the average number of SKUs carried by the 30 largest domestic hardware and home improvement stores. The Company's home centers also carry significantly more SKUs than its principal competitors, while maintaining an average in-stock position of over 98%.

     EXCEPTIONAL SERVICE To further enhance the Eagle Hardware shopping experience, the Company is committed to providing outstanding customer service. To best serve the needs of its do-it-yourself and professional customers, all Eagle Hardware associates are trained to provide the in-depth product knowledge and high levels of service typically associated with specialty stores. To support this level of service, the Company has developed and implemented a comprehensive training program, administered by each store's training director, which includes weekly training sessions for all associates focusing on service, selling and product knowledge. Through independent study and testing on product knowledge, these associates can achieve Eagle Expert-TM- certification and qualify for higher compensation. To complement the Company's commitment to customer service, each Eagle Hardware store has two Eagle Service Specialists-TM- who work directly with customers to furnish unique and personalized solutions for special orders, installation, major projects and other requests. In addition, in its effort to be the "Nordstrom" of the home improvement industry in terms of customer service, the Company maintains a "no-hassle" return policy to make it easy for customers to return or exchange products.

     CONVENIENT LOCATIONS Recognizing the importance of convenience in the customer's decision-making process, the Company places a priority on developing new stores in locations that maximize convenience and accessibility. Management's experience in the western United States has allowed the Company to develop an in-depth understanding of its existing and targeted new markets, which the Company believes has allowed it to identify and secure favorable sites for new stores. The Company typically locates its stores near major freeways or thoroughfares to provide convenient access and greater visibility.

     EVERYDAY LOW PRICES Eagle Hardware has a policy of maintaining everyday low prices on products carried by other home centers and generally does not engage in promotional sale pricing. The Company will match prices on products carried by competing home centers. At the same time, the Company benefits from higher margins on hard-to-find merchandise and on products not carried by its competitors.

EXPANSION STRATEGY

     The Company's expansion strategy is two-fold. The first element of the Company's strategy is to cluster multiple home centers in metropolitan areas. This clustering strategy is designed to saturate larger markets in order to increase market share and operating leverage. The second element of the Company's strategy is to operate home centers in single-store markets. This strategy is designed to establish favorable market positions in small markets in which the Company believes operating costs are typically lower and competition is less intense.

     CLUSTER STORES IN METROPOLITAN MARKETS To provide more convenient access to its stores, expand its total market share and achieve economies of scale, the Company's strategy is to continue clustering stores in its existing metropolitan markets, such as Seattle, Salt Lake City and Denver, and enter additional metropolitan markets in the western United States. The Company believes this strategy has enabled it to achieve the largest market share in the greater Seattle area. Consistent with this strategy, the Company has opened two new stores in the Seattle market in early fiscal 1997 and currently plans to open two new stores in the Denver market later in fiscal 1997. The Company intends to continue to apply its clustering strategy in additional metropolitan areas over time.

     OPEN HOME CENTERS IN SINGLE-STORE MARKETS The second element of the Company's strategy is to open home centers in single-store markets. The Company believes that these markets typically have less competition from other home centers, provide lower operating costs, such as rent and advertising, and represent numerous expansion opportunities. The Company currently operates home centers in single-store markets such as Kennewick and Yakima, Washington, Medford, Oregon and Billings, Montana. The Company believes that there are a substantial number of single-store market opportunities in the western United States, including certain smaller markets in California. To augment this expansion strategy, the Company has recently opened three stores utilizing a new prototype designed for certain single-store markets.

     In choosing specific sites within a market, the Company takes into account numerous factors, including local demographics and spending patterns, the average age of the homes in the area, traffic patterns, the location of competitors and overall retail activity. The following table shows the location, anticipated opening, size and status of each of the Company's currently planned store openings for fiscal 1997:

STORE LOCATION             ANTICIPATED OPENING          SELLING SQUARE FEET    SITE STATUS
GREATER SEATTLE:
 N. Seattle, Washington    Opened February 13, 1997     120,100                Open
 Tacoma, Washington        Opened March 20, 1997        132,078                Open
GREATER DENVER:
 Lakewood, Colorado        Fourth Fiscal Quarter 1997   121,900                Under Contract
 Northglenn, Colorado      Fourth Fiscal Quarter 1997   123,461                Under Contract
SINGLE-STORE MARKETS:
 Kahului (Maui), Hawaii    Opened March 13, 1997        122,839(1)             Open

--------

(1) Includes an attached drive-through lumber and building materials yard consisting of 30,825 square feet.

STORE DESIGN

     Since its inception, the Company has focused on creating the best home improvement shopping experience for its customers by combining the selection and value associated with traditional warehouse-format home centers with the comfortable atmosphere and service orientation of specialty retailers. The Company's home centers are constructed based on a standardized plan developed from management's research and extensive industry experience. The focal point of the Company's home centers is an innovative Design Center, which is intended to stimulate home improvement ideas by conveying the image of a free home show every day. The Design Center is typically adjacent to an area of approximately 8,000 square feet featuring kitchen and bath displays in fully accessorized real-life settings and a wide assortment of countertops, wallpaper, floor coverings and window treatments. Eagle Hardware's design coordinators work with customers at the Design Center to conceptualize and plan virtually any home decorating project.

     The Design Center is surrounded by a tiled "racetrack" aisle, providing convenient access to the store's various departments, which are located in well-defined areas around the central core. Related departments are located adjacent to one another and merchandise is displayed in a consistent manner according to centrally developed plan-o-grams. Each department is designed for effective product presentation to appeal to specific customer needs. High warehouse-style racking is blended with attractive displays and wide, brightly lit aisles.

     Most Eagle Hardware stores have an additional entrance and exit, cashier and loading area conveniently located near the lumber and building materials department. This separate access enables customers to obtain their lumber and building supplies quickly and comfortably, without having to carry merchandise through other departments. Employees are available to help customers load their vehicles. The Company believes that its customer-friendly store format, with well-defined departments, provides customers with an attractive shopping environment, as well as the ability to locate merchandise easily and check out quickly.

     The Company has recently augmented its expansion strategy by opening new stores utilizing a new prototype designed for certain single-store markets. This prototype consists of a main store of approximately 95,000 square feet and includes certain features intended to cater to the unique needs of do-it-yourself and professional customers in small markets, including an attached drive-through lumber and building materials yard of approximately 60,000 square feet. Further, the new prototype offers the professional customer a wider range of products and services, including a contractor's office with phone and fax capabilities, in addition to job site delivery. As with the larger Eagle Hardware stores, the new prototype will continue to offer "More of Everything-Registered Trademark-" with a product assortment of over 60,000 SKUs. The Company has opened three stores utilizing this new prototype.



MERCHANDISING

PRODUCT SELECTION AND DISPLAY Through its broad merchandising selection, Eagle Hardware seeks to offer "More of Everything-Registered Trademark-" to its customers and create a one-stop shopping environment where do-it-yourself customers and professional contractors can purchase all necessary items in a highly efficient manner. The Company's merchandise selection is broad enough to allow both do-it-yourself customers and professional contractors to purchase virtually every item needed to build an entire house, including many items not generally carried by competitors. The Company believes that its SKU count of over 60,000 items is broader than its primary warehouse home center competitors. According to NATIONAL HOME CENTER NEWS, this amount is more than twice the average number of items carried by the 30 largest domestic hardware and home improvement stores. The Company's home centers also maintain an average in-stock position of over 98%.

     The major departments in each Eagle Hardware home center are plumbing, electrical and lighting; lumber and building materials; paint and decor; tools and hardware; and lawn and garden supplies. The Company's percentages of net sales by product categories have been fairly stable over time. The following table sets forth the Company's percentage of net sales by product categories for fiscal 1996:

          Categories                                         Percent
          ----------                                         --------
          Plumbing, electrical and lighting_________________    27%
          Lumber and building materials_____________________    24
          Paint and decor___________________________________    18
          Tools and hardware________________________________    16
          Lawn and garden supplies__________________________    15
                                                             --------
                 Total net sales                               100%
                                                             --------
                                                             --------

     The number of items described below may vary slightly from store to store based on local market characteristics.

     EAGLE HARDWARE'S DESIGN CENTER is the focal point of the central core of each of the Company's home centers. The central core features different kitchen and bathroom displays, approximately 27 styles of kitchen cabinets, brand name appliances such as G.E., Jenn-Air, Kitchen Aid and Whirlpool and a large selection of bathroom fixtures. Many of the kitchen and bath displays are arranged in fully accessorized real-life settings. A wide assortment of countertops, wallpaper, floor coverings and window treatments is also offered. Eagle Hardware's design coordinators, using specially programmed computers, color coordination boards and a variety of free literature, work with customers to conceptualize and plan virtually any home decorating project. The Design Center is supported and complemented by the surrounding departments, which are designed in part to provide customers with one-stop shopping to implement projects conceived in the Design Center.

     EAGLE HARDWARE'S PAINT AND DECOR DEPARTMENT carries a wide variety of indoor and outdoor paints and stains. A computerized color matching service helps customers analyze and select paint and stain colors more easily. The Company's paint inventory includes competitively priced private label paints as well as high-quality, brand name products. In addition to its large selection of paints, stains and accessories, this department also carries a full line of window coverings, carpet and other floor coverings, ceramic tiles, mirrors and approximately 650 different wallpaper patterns and borders in stock. There is also an extensive offering of wallpaper available by special order. The department also stocks more than 60 kinds of ladders and over 600 SKUs of closet and storage materials and accessories.

     EAGLE HARDWARE'S PLUMBING DEPARTMENT carries over 250 brand name faucets, valves and shower heads, from manufacturers such as Delta, Moen and Price Pfister, as well as imports from Europe, such as Grohe, which are not generally carried by other home centers. Hundreds of other models, including those from Kohler and Chicago Faucet, are available through special order. This department stocks lines from three major domestic manufacturers of plumbing fixtures, including American Standard, Briggs and Kohler and offers a complete line of Jacuzzi equipment. Eagle Hardware carries full lines of plastic, galvanized and copper pipe products, ranging from 1/8-inch to six-inch diameters. This department also stocks over 1,320 different gaskets, stems and miscellaneous parts for faucets and valves, and is equipped to custom cut and thread steel pipe for customers, from 1/2-inch diameter to four-inch diameter.

     EAGLE HARDWARE'S TOOLS AND HARDWARE DEPARTMENT not only carries major brands of do-it-yourself tools and accessories, but also a wide selection of commercial tools for contractors. As an example of the breadth of selection in this department, the Company stocks more than 120 types of hammers, over 2,400 different power tool accessories and more than 120 different circular saw blades. The Company also carries a wide range of contractors' tools such as generators, concrete saws, tile and brick saws, table saws, drill presses, welding equipment, pressure washers and trash pumps. The Company stocks a variety of brand name power tools, including Black & Decker, Delta, DeWalt, Hitachi, Homelite, MK Diamond, Makita, Milwaukee, Porter Cable, Ryobi, Senco, Skil, Stanley Bostitch, Wen and Wissota. Many harder-to-find specialty tools are also offered. This department features over 3,700 innovative "flip bins" filled with hardware items that are not typically offered by the Company's competitors, from plastic tips for chair legs to bumpers, crown corks, corrugated fasteners and metric fasteners. The fastener selection ranges from common nuts and bolts to industrial grade 150,000-pound tensile strength fasteners. The Company carries over 85 varieties of chain, more than 180 types of rope and over 350 kinds of hinges, as well as hard-to-find items such as horseshoes and industrial hose sold by the foot.

     EAGLE HARDWARE'S ELECTRICAL DEPARTMENT carries 100 different heaters and fans, more than 260 different telephones and accessories, over 360 different switch plates and more than 260 different light bulbs, many of which are not carried by competing home centers. This department stocks virtually every kind of conduit and circuit breaker commonly used in residential structures in the western United States and also carries specialized tools for professional electricians.

     EAGLE HARDWARE'S LIGHTING DEPARTMENT displays more lighting fixtures than any other major home center in the United States of which the Company is aware. This department features over 1,500 different styles of lighting fixtures, priced from under $10 to over $2,500, more than 450 kinds of lamp parts, over 120 styles of lamp shades and over 150 types of replacement glass for light fixtures.

     EAGLE HARDWARE'S LAWN AND GARDEN DEPARTMENT carries a broad selection of hand and power gardening and lawn tools, as well as a wide variety of brand name fertilizers, sprays and other chemicals. The lawn and garden department also carries a broad range of seasonal nursery plants, shrubs and bedding plants, as well as patio products. The Company carries a full line of lawn and garden supplies and products including such brand names as Ames Tools, Black & Decker, Homelite, Ortho, Scotts, Toro and Weedeater. To build the plant section of the Company's lawn and garden department into a year-round business, most stores have an indoor plant trellis and display area ranging in size from approximately 1,200 to 1,500 square feet. In certain markets, covered outdoor greenhouses have been added to further establish the lawn and garden department as a year-round business. The Company carries a large inventory of live indoor plants, supplemented by a full line of silk flowers and greenery.

     EAGLE HARDWARE'S LUMBER AND BUILDING MATERIALS DEPARTMENT carries a full line of windows and doors, including wood, aluminum and vinyl windows and exterior and interior doors from Jeld-Wen Corporation. On a special order basis, Eagle Hardware offers the Pro-Line, Designer and Architectural Series of wood windows from Pella. This department stocks lumber up to 16 feet in length and from two to 12 inches in width, 400 types of decorative moldings, a full line of Armstrong ceiling tile, a wide variety of plywood, particle board, metal fencing and roofing materials, including roll, three-tab, metal and fiberglass, and a large selection of roof coatings.

PRICING Eagle Hardware emphasizes its policy of maintaining everyday low prices on products carried by competitors and does not generally engage in promotional advertising that emphasizes sale pricing. The Company will match prices on products carried by competing home centers. At the same time, the Company benefits from higher margins on hard-to-find merchandise and on products not carried by its competitors. Although Eagle Hardware's goal is to be perceived as very price competitive by its customers, the Company believes that enabling customers to purchase all of the items needed for a particular project at one place is more important than offering the lowest price on any single item.

MARKETING The Company's marketing programs are designed to create an awareness of Eagle Hardware's comprehensive selection of brand name merchandise, superior customer service and everyday low prices. The Company's marketing department develops all aspects of the Company's advertising, marketing and new promotional programs. The Company's primary advertising vehicle in each of its markets consists of four-color newspaper inserts designed by the Company's in-house graphics department. The Company also utilizes television and limited radio and billboard advertising.

     A number of Eagle Hardware television advertisements in the Seattle market area feature local professional athletes such as Randy Johnson, Jay Buhner and Edgar Martinez of the Seattle Mariners major league baseball team. The Company also sponsors promotional activities at professional sporting events from time to time. The Company believes that these marketing programs both enhance customer awareness of the Eagle Hardware & Garden-Registered Trademark- name and foster support in the local community.

CUSTOMER SERVICE

     Eagle Hardware is committed to providing superior customer service. Carefully selected Eagle Experts-TM-, many with extensive experience in their respective fields, are available throughout the store to provide specialized advice to do-it-yourself customers and professional contractors. Additional specialized personnel are available in every department, including the Design Center and the Project Service Center, to help customers conceptualize and plan virtually any home improvement project. To complement the Company's commitment to customer service, each Eagle Hardware store has two Eagle Service Specialists-TM-. These Service Specialists work directly with customers to furnish unique and personalized solutions for special orders, installation, major projects and other requests.

     In an effort to enhance its shopping environment, Eagle Hardware employees perform all store restocking after hours in order to keep the aisles clear and minimize customer disruption during business hours. Each of the Company's stores has from 17 to 26 cash registers, enabling customers to pay for their merchandise quickly. Customer questions, problems, returns and exchanges are handled at a convenient service desk near the main entrance of the store. A "no-hassle" return policy makes it easy for customers to return or exchange products.

     Most Eagle Hardware stores have a lounge area which contains convenient seating, telephones and vending machines. The Company offers free electric carts and wheelchairs for the disabled, three-wheeled baby strollers and a baby changing area. The Company offers a credit card to qualified contractors, businesses and retail customers under a program owned and operated by a third party. Eagle Hardware customers can also pay by Visa, MasterCard, Discover and American Express. Eagle Hardware home centers are open seven days a week and most stores operate Monday through Saturday from 7:00 a.m. to 9:00 p.m. and on Sunday from 9:00 a.m. to 7:00 p.m.

SPECIALIZED SERVICES Eagle Hardware offers a number of specialized services, many of which are not offered by its competitors. These services include a cut shop, an on-site locksmith, an Idea Center, a Project Service Center and a separate lumber and building materials cashier and loading area. In addition, the Company offers a delivery service and a product installation service.

CUT SHOP Eagle Hardware stores offer a cut shop where customers can have window screen, fencing, glass, netting, chain, cable, hose, rope and a variety of other materials custom cut and, in some instances, custom made. Custom cutting is done free of charge or, on large projects, for a competitive fee. Lumber cutting is complimentary for up to two pieces of material and is done in the lumber and building materials department.

LOCKSMITH SERVICE All Eagle Hardware stores have a full-time locksmith available for on-site consultation and assistance with locks, keys and home and commercial security systems. The locksmith is also available for field calls.

IDEA CENTER Each of the Company's home centers features an Idea Center where do-it-yourself books, plans and video tapes are offered for purchase. Free product literature and do-it-yourself pamphlets are also available. Eagle Hardware personnel conduct workshops on a variety of subjects, ranging from basic electrical wiring to wallpaper hanging and ceramic tile installation.

PROJECT SERVICE CENTER To assist do-it-yourself customers and contractors, Eagle Experts-TM- and other specially trained personnel are available at the Project Service Center, located in the lumber and building materials department, to assist in designing and planning projects, and to help select the appropriate materials. Free estimates for customer projects are prepared at the Project Service Center.

LUMBER AND BUILDING MATERIALS CASHIER AND LOADING AREA Most Eagle Hardware stores have an additional entrance and exit, cashier and loading area conveniently located near the lumber and building materials department. This separate access enables customers to obtain their lumber and building supplies quickly and comfortably, without having to carry merchandise through other departments. In addition, the Company's employees assist customers in loading their vehicles.

DELIVERY SERVICE The Company offers a low cost delivery service at each of its stores. Each truck is fully equipped, including a large capacity, rough terrain forklift.

PRODUCT INSTALLATION SERVICE Most Eagle Hardware stores offer professional product installation services. The Company has an agreement with a regional installation company to provide basic installation for a number of the products that the Company sells. This service is coordinated by Eagle Hardware personnel to ensure customer satisfaction and a competitive fee structure.


EMPLOYEE TRAINING AND COMPENSATION

     Eagle Hardware strives to develop the technical and interpersonal skills of its store personnel to ensure that customers consistently receive knowledgeable and courteous assistance. The Company provides extensive training for its entry level store personnel through a comprehensive in-house training program that combines on-the-job training with formal seminars and meetings. On an ongoing basis, store personnel attend frequent in-house training sessions conducted by the Company's training staff or by manufacturers' representatives, and receive sales, product and other information in frequent manager meetings. Through independent study and testing of product knowledge, sales associates can achieve Eagle Expert-TM- certification and qualify for higher compensation.

     Detailed training records are kept on all Eagle Hardware store personnel, including the date and subject of each training session. To further develop the professional skills of store personnel, the Company has appointed an on-site training director for each store. The store training director is responsible for supervising, organizing and scheduling all store training activities and customer workshops. Working in conjunction with the store manager, the store training director ensures that all store personnel attend weekly training meetings and that training records are kept up to date. Additionally, the store training director is responsible for instructing store personnel in the Company's policies and procedures. The Company's training program is supervised by a Vice President who has over 20 years of experience training home center employees.

     As part of its commitment to exceptional customer service, Eagle Hardware strives to attract experienced and qualified personnel by paying competitive wages in each of its markets. The Company expects that certain of its store managers will receive total compensation of over $125,000 in the current fiscal year, which the Company believes is more than the compensation received by store managers for many other home center chains. Most of Eagle Hardware's store personnel are paid on an hourly basis. All store sales and sales support personnel are eligible to receive quarterly discretionary bonuses that are determined on the basis of customer service and overall store sales. Store managers and assistant managers are paid bonuses based on certain criteria, including sales, gross margin, inventory turns, controllable expenses and in-stock position. Corporate buyers are paid bonuses based on the attainment of certain sales and gross margin goals. Certain other corporate management personnel are paid bonuses based on total Company pretax income. The Company believes that its bonus plan is both unique in its industry and highly motivational, in part because store manager bonuses can equal up to 100% of base compensation.

     In addition to competitive wages, Eagle Hardware offers its employees a comprehensive benefits program. Full-time employees are eligible to participate in an Employee Stock Ownership Plan ("ESOP") after 24 months of service. Under the ESOP, an employee may be credited with a maximum annual contribution of 10% of annual salary up to a maximum contribution of $3,500. Funds credited to individual accounts in the ESOP will be invested primarily in the Common Stock of the Company. The Company also maintains a 401(k) retirement savings plan.

     Eagle Hardware also offers a stock option plan under which certain employees are granted options to purchase the Company's Common Stock at its fair market value on the date of grant. Options generally vest over a five-year period and are exercisable for a period of 10 years.

     Eagle Hardware believes that its total compensation plan and the opportunities it offers employees for advancement within the Company are key to employee performance, motivation and retention. Management believes that it has a lower-than-average employee turnover rate, due, in part, to its comprehensive compensation benefits plan.


PURCHASING AND DISTRIBUTION

     The Company purchases most of its merchandise directly from manufacturers. Eagle Hardware has a staff of ten buyers, each of whom has responsibility for specified product categories. The Company is not dependent on any single vendor and believes that alternative sources are available for virtually all of its products. The Company operates principally on a purchase order basis and typically does not maintain long-term purchase contracts with its vendors.

     Approximately 80% of the merchandise purchased by the Company is shipped by the vendors directly to its stores. In order to help maintain a high in-stock position and to improve inventory management and distribution efficiencies as the number of its stores increases, the Company operates a 214,000 square foot warehouse and distribution facility in the Puget Sound area. This facility is used for stocking and distributing merchandise purchased overseas and from certain domestic vendors, for cross-docking merchandise transferred between stores and for the consolidation of freight for the Alaska and Hawaii stores. The distribution center ships merchandise to most of the Company's stores at least weekly using a combination of Company-owned equipment and common carriers. In addition to its primary warehouse and distribution facility, as of January 31, 1997, the Company also leased additional warehouse space totaling approximately 125,000 square feet. As the Company grows, it will need to continually analyze the sufficiency of its warehouse and distribution space and will require additional facilities to support its planned growth.


MANAGEMENT INFORMATION SYSTEMS

     The primary component of the Company's management information systems is the JDA Retail Software package, which operates on an IBM AS/400 computer. Corporate buyers utilize the JDA system to set up new items, order the initial inventory for new stores and maintain store level prices. Each store is also networked to the AS/400 for real-time receiving and replenishment. As an additional component of the management information systems, each store is equipped with point-of-sale scanning, price lookup and sales polling capabilities utilizing a network of 17 to 26 registers per store. The Company maintains its accounting information primarily on the IBM AS/400, utilizing certain financial modules of the JDA system. In addition, the warehouse/distribution center utilizes the JDA system in its daily operations. The Company is currently refining its implementation of the perpetual inventory reporting module of JDA. The Company will also need to continually evaluate the adequacy of its management information systems, including its inventory control and distribution systems, and in the future will need to upgrade or reconfigure its management information systems to support its planned expansion.

COMPETITION

     The home improvement, hardware and garden businesses are highly competitive. The Company competes against traditional hardware, plumbing, electrical and home supply retailers, as well as warehouse-format and discount retail stores and catalog companies. Eagle Hardware's two-fold expansion strategy is to cluster home centers in large metropolitan areas such as Seattle, Salt Lake City and Denver, and to open single home centers in smaller markets.

     Twelve of the Company's 30 existing stores are located in the greater Seattle metropolitan market. Historically, Eagle Hardware's principal competitors in this market have been Home Depot, Ernst Home Center ("Ernst"), Fred Meyer and HomeBase. Home Depot, a warehouse-format home center with approximately 500 stores in the United States, currently operates ten stores in the Seattle metropolitan market. Two of these stores are located next to existing Eagle Hardware stores. In addition, Home Depot is planning to open a store in Bellevue, Washington. The Company's gross margin and operating income are generally lower for stores located in markets where Home Depot also operates stores.

     Four of the Company's existing stores are located in the Salt Lake City metropolitan market. Historically, the Company's principal competitors in this market have been Home Depot, Ernst, Fred Meyer and HomeBase. Home Depot operates three stores in the Salt Lake City market. Three of the Company's existing stores are located in the Denver metropolitan market and the Company intends to open additional stores in this market. The Company's principal competitors in the Denver market are Home Depot, Builders' Square, HomeBase and Hugh M. Woods (a unit of Payless Cashways).

     Twelve of the Company's existing stores are located in smaller markets. Historically, the Company's principal competitors in these markets have included Ernst, Fred Meyer and HomeBase, as well as traditional hardware, plumbing, electrical and home supply retailers. Home Depot recently opened a store in Pueblo, Colorado. According to published reports, Home Depot has an option to purchase a location in Spokane, Washington, where the Company operates two stores. The Company's ability to expand into and operate profitably in new markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse-format home centers.

     Ernst filed for Chapter 11 bankruptcy protection in July 1996 and subsequently obtained approval from the court in November 1996 to conduct a Chapter 7 orderly liquidation of assets. For a period of time prior to its bankruptcy, the Company operated 21 stores in markets with Ernst stores. Liquidation of the remaining stores was completed in the Company's fourth quarter of fiscal 1996.


EMPLOYEES

     Each Eagle Hardware home center employs approximately 120 to 250 full- and part-time personnel, depending on the sales volume of the store and the time of the year. Store management includes the store manager, a store manager-in-training, four to five assistant store managers, department managers and sales supervisors. As of January 31, 1997 the Company employed approximately 5,100 persons, of whom approximately 180 were in corporate administration. Of these 5,100 persons, approximately 85% were full-time employees. Eagle Hardware is not a party to any collective bargaining agreements and is not aware of any efforts to unionize its employees. The Company considers its relations with its employees to be good.


TRADEMARKS AND SERVICE MARKS

     The Company holds a federal trademark registration for MORE OF EVERYTHING-Registered Trademark- (and design) and a concurrent federal service mark registration for EAGLE HARDWARE & GARDEN-Registered Trademark- (and design) for the western United States. Eagle Food Centers, Inc., a grocery store chain in the midwest, holds a concurrent federal registration for "Eagle" for the eastern United States, and, with certain limited geographic exceptions, the parties cross-license each other for use of the word "Eagle" in the other party's geographic markets. The Company does not expect that this arrangement will impact its ability to use the EAGLE HARDWARE & GARDEN-Registered Trademark- (and design) mark in any states in which it currently operates or anticipates opening stores. In addition, the Company claims common law rights to the foregoing and various other trademarks and service marks.


RISK FACTORS


     COMPETITION The home improvement, hardware and garden businesses are all highly competitive. The Company competes against traditional hardware, plumbing, electrical and home supply retailers, as well as warehouse-format and discount retail stores and catalog companies. Twenty of the Company's 30 stores compete in markets where Home Depot, a warehouse-format home center with approximately 500 stores in the United States, also operates stores. Four of these stores are located next to existing Eagle Hardware stores. The Company's gross margin and operating income are generally lower for stores located in markets where Home Depot also operates stores. The Company also currently competes against a number of other companies in the western United States, including Fred Meyer, HomeBase, Builders' Square and Hugh M. Woods (a unit of Payless Cashways). Many of the Company's competitors have substantially greater resources than the Company. In addition, there has been increasing consolidation within the home improvement industry, which may provide certain entities with even stronger competitive advantages over the Company. Moreover, the Company's ability to expand into and operate profitably in new markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse-format home centers.

     Should Home Depot or any of the Company's other competitors reduce prices in any of Eagle Hardware's markets, the Company may be required to implement price reductions in order to remain competitive. In addition, although the Company believes that alternative sources of merchandise are available, some of the Company's competitors may attempt to negotiate exclusive supply arrangements with certain of the Company's vendors, which could result in the loss of individual sources of merchandise. The implementation of price reductions or the loss of certain key vendors could have a material adverse effect on the Company's business, financial condition and operating results.

     EXPANSION PLANS The Company opened its first store in November 1990 and currently operates 30 home improvement centers, averaging 125,000 square feet (excluding storage and exterior garden square footage). The Company's expansion strategy is to cluster multiple home centers in metropolitan areas such as Seattle, Salt Lake City and Denver, and to open single home centers in small markets. In the Company's experience, the opening of additional stores in existing markets tends to negatively impact same store sales at existing stores. The Company expects this trend, commonly referred to as "sales cannibalization," to continue as a result of its planned expansion program. Further, the Company's ability to successfully execute its expansion strategy will depend, in large part, on its ability to obtain suitable store sites at acceptable prices, particularly sites meeting the large space requirements of Eagle Hardware stores. In addition, the Company has encountered, and may continue to encounter, substantial delays, increased expenses or loss of potential sites due to the complexities associated with the regulatory and permitting process in markets in which the Company intends to locate its stores. There can be no assurance that the Company will be able to open the planned number of new stores according to its store opening schedule; failure to do so could have a material adverse effect on the Company's business, financial condition and operating results.

     The Company recently augmented its expansion strategy to include a new store prototype designed for selected single-store small markets. This prototype consists of a main store of approximately 95,000 square feet and includes certain features intended to cater to the unique needs of do-it-yourself and professional customers in small markets, including an attached drive-through lumber and building materials yard of approximately 60,000 square feet. The Company is utilizing this prototype in Wenatchee, Washington, Pueblo, Colorado and Kahului (Maui), Hawaii. Although the Company currently operates stores in small markets, the first Eagle Hardware store based on this new prototype was opened in August 1996; therefore, the Company's experience with the new prototype is limited. The Company anticipates that average annual sales levels achieved by stores located in small markets will be lower than those obtained by stores operated in large metropolitan markets. In addition, there can be no assurance that the Company's future stores, including those based on this new prototype, will achieve anticipated sales and gross margin levels or that they will prove to be profitable. Should any new store be unprofitable or should any existing store experience a decline in profitability, the effect on the Company's results of operations could be more significant than would be the case with a larger company.

     The construction of new store facilities and the conversion of existing structures into Eagle Hardware stores are also subject to unexpected delays, which could lead to higher costs. The Company's expansion further depends on its ability to complete the improvements at its home centers in a timely manner, to hire and train competent store managers and staff, and to integrate these employees and new home centers into its overall systems and operations. Because the Company will be expanding into geographic markets in which it has no previous operating experience, it may face competitive challenges, delays or other problems that are different from those encountered to date. There can be no assurance that the Company will be able to enter new geographic markets successfully.

     The Company has signed agreements to purchase the land for three additional stores scheduled to open during fiscal 1997 or 1998. As a result, the Company will be required to finance the construction of the new store buildings on these sites, and will incur significant inventory and capital expenditures and preopening costs. The Company believes that its current cash and short-term investments, cash generated from operations, in combination with anticipated bank borrowings under the existing line of credit and the proceeds of fixed-term capital asset loans and/or sale-leaseback transactions, will be sufficient to satisfy its anticipated working capital, capital expenditure, interest and debt service requirements through fiscal 1997. However, in the past the Company has occasionally exceeded its capital expenditure budget substantially as a result of project delays, construction cost overruns and other factors, and the Company may be required to seek additional sources of funds for its planned expansion. There can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent the Company's planned expansion, which could adversely affect the Company's business, financial condition and operating results. In addition, there can be no assurance that there will not be a decline in the market value of the Company's properties, which could also have an adverse effect on the Company's business, financial condition and operating results. (See Item 1 - Business - Expansion Strategy)

     ABILITY TO MANAGE GROWTH; DEPENDENCE ON ACCOUNTING AND MANAGEMENT INFORMATION SYSTEMS The Company has experienced significant growth in recent years and intends to continue its growth strategy. This strategy will require an increase in Company personnel, particularly store managers and sales associates, who possess the training and experience necessary to operate the Company's new stores. There can be no assurance that the Company will be able to continue to attract, develop and retain the personnel necessary to pursue its growth strategy. In addition, Eagle Hardware's rapid growth has placed significant pressure on its accounting systems and internal controls. During fiscal 1991 and fiscal 1992, the Company experienced an inventory shortage and other accounting problems that were due in part to weaknesses in accounting systems and internal controls. The Company has taken a number of steps over the past several years to improve its accounting systems and internal controls. However, there can be no assurance that additional problems associated with the Company's rapid growth will not occur in the future. Any such additional problems could have a material adverse impact on the Company's business, financial condition and results of operation. The Company will also need to continually evaluate the adequacy of its management information systems, including its inventory control and distribution systems, and in the future will need to upgrade or reconfigure its management information systems to support its planned expansion. While the Company has taken a number of precautions against certain events that could disrupt the operation of its management information systems, including in connection with its planned systems revisions, there can be no assurance that the Company will not experience systems failures or interruptions, which could have a material adverse effect on its business, financial condition and operating results. Further, the Company currently relies on a single outside vendor for the software and support of its management information systems. Although the Company believes that alternative information systems vendors are available, in the event it were to change vendors, the Company could experience systems delays or interruptions, which could have a material adverse effect on the Company's business, financial condition and operating results. Moreover, as the Company grows, it will need to continually analyze the sufficiency of its warehouse and distribution space and will require additional facilities in order to support such growth.

     FLUCTUATIONS IN SAME STORE SALES A variety of factors affect the Company's same store sales, including, among others, actions of competitors (including the opening of additional stores in the Company's markets), the retail sales environment, general economic conditions, weather conditions and the Company's ability to execute its business strategy effectively. In addition, the Company's expansion plans include the opening of additional stores in market areas where the Company has already opened stores. The Company's experience has been that opening such additional stores in the same market area reduces sales at existing Company stores located in that area and the Company expects this sales cannibalization to continue in the future. The Company's quarterly and annual same store sales have fluctuated significantly in the past and may do so in the future. The Company's annual same store sales increases (decreases) over the prior year were (2%), (7%) and 11% in fiscal years 1994, 1995 and 1996, respectively. New store openings by the Company in existing markets and significant same store sales increases experienced in 1996, combined with other factors such as competition and economic trends in the Company's markets, may result in future same store sales increases lower than those experienced in fiscal 1996. Moreover, there can be no assurance that same store sales for any particular period will not decrease in the future. Changes in the Company's same store sales have in the past and could in the future cause the price of the Common Stock to fluctuate substantially.

     FLUCTUATIONS IN QUARTERLY RESULTS AND SEASONALITY The Company's quarterly operating results have fluctuated in the past and are expected to fluctuate in the future as a result of a variety of factors, including the timing of store openings and related preopening expenses, weather conditions, price increases by suppliers, actions by competitors, conditions in the home improvement market and the hardware industry in general, regional and national economic conditions and other factors. Moreover, the Company expects its business to exhibit some measure of seasonality, which the Company believes is typical of the retail home center industry. The Company anticipates that its gross margin percentage will generally be lower in the second and third quarters of each fiscal year, when sales of lower-margin products are proportionately greater. The Company also expects that, in general, individual stores will experience lower net sales and operating income and that cash flow from operations will be lower in the fourth quarter than in any other quarter, due primarily to the effect of winter weather on home improvement projects and the lack of significant sales of lawn and garden items during the quarter.

     GENERAL ECONOMIC CONDITIONS The success of the Company's operations depends on a number of economic conditions. In particular, higher mortgage interest rates and slower housing turnover will generally have an adverse effect on the Company's sales and earnings. The Company cannot predict with certainty the effect on its future earnings if either the national or regional economies of the United States face a downturn or encounter periods of high inflation and rising interest rates.

     GEOGRAPHIC CONCENTRATION As its operations are located entirely in the western United States, the Company is subject to regional risks, such as the economy, weather conditions, natural disasters and government regulations. If the region were to suffer an economic downturn or other adverse regional events occur, there may be an adverse impact on the Company's sales and profitability and its ability to implement its planned expansion program. Some of the Company's competitors, including Home Depot, operate stores across the United States and thus are not as vulnerable as the Company to such regional risks.

     DEPENDENCE ON KEY INDIVIDUALS The Company's success depends in large part on the abilities and continued service of its executive officers and other key employees, including David J. Heerensperger, the Company's founder, Chairman and Chief Executive Officer, and Richard T. Takata, the Company's President and Chief Operating Officer. Most of these individuals, including Messrs. Heerensperger and Takata, are not subject to employment agreements that would prevent them from leaving the Company. There can be no assurance that the Company will be able to retain the services of such executive officers and other key employees. The loss of key personnel could have a material adverse effect on the Company's business, financial condition and operating results.

     VOLATILITY OF STOCK PRICE The market price of the Common Stock has fluctuated substantially since the Company's initial public offering in July 1992. There can be no assurance that the market price of the Common Stock will not fluctuate significantly from its current level. Future announcements concerning the Company or its competitors, quarterly variations in operating results or same store sales, changes in product mix or prices by the Company or its competitors, weather patterns or economic trends that may be perceived to affect the demand for the Company's products, changes in earnings estimates by analysts or changes in accounting policies, among other factors, could cause the market price of the Common Stock to continue to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

     ANTITAKEOVER CONSIDERATIONS Certain provisions of the Company's Restated Articles of Incorporation and Restated Bylaws, as well as the Washington Business Corporation Act, could discourage a third party from attempting to acquire, or make it more difficult for a third party to acquire, control of the Company without approval of the Company's Board of Directors. Such provisions could also limit the price that certain investors might be willing to pay in the future for the Common Stock. Certain of such provisions allow the Board of Directors to authorize the issuance of preferred stock with rights superior to those of the Common Stock. Additionally, the Company's Restated Bylaws provide for staggered terms for the Board of Directors. The Company is also subject to the provisions of Chapter 23B.19 of the Washington Business Corporation Act, which generally prohibits any "significant business transactions" within five years of the date a person acquires 10% or more of the outstanding voting shares of a

Washington corporation unless the transaction or the acquisition is approved prior to the acquisition date by a majority of a company's then board of directors. After the five-year period, a "significant business transaction" may take place as long as it complies with certain "fair price" provisions of the statute which generally prohibits "interested shareholder transactions" (such as a merger, sale of assets or liquidation) with a person who beneficially owns 20% or more of a corporation's outstanding voting securities, unless approved by a majority vote of disinterested directors or a two-thirds vote of disinterested shareholders. A corporation may not "opt out" of this statute. This provision may have the effect of delaying, deferring or preventing a change in control of the Company.

ITEM 2 - PROPERTIES -

     The Company's headquarters consists of approximately 48,000 square feet of leased office space in Renton, Washington. The Company leases warehouse and distribution center space of approximately 339,000 square feet in Auburn, Washington. The Company believes that such facilities will be sufficient to meet the Company's needs through the end of fiscal 1997.

     The Company leases 16 of its 30 existing stores under various lease terms which, including renewal options, range from 21 to 51 years. The leases generally provide for minimum annual rental amounts, with additional rental payments based upon a percentage of gross store sales. These additional payments range from 1.5% to 3.0% of annual gross sales in excess of a specified amount, which ranges from $24.0 million to $50.0 million per store. One store lease provides for additional payments of 0.75% of gross sales, with a specified minimum dollar amount. In most cases, lease payments do not begin until a store is operational.

     The Company owns 14 of its existing stores and has signed agreements to purchase sites for three future stores. In light of current economic conditions and other strategic factors, the Company has increasingly elected to purchase land for new store sites and finance the construction of new stores in order to proceed expeditiously with its expansion program.


ITEM 3 - LEGAL PROCEEDINGS -

     The Company is involved in various routine legal proceedings incident to the ordinary course of its business. Management believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on the Company's business, financial condition and operating results.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1997.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS -

     The information required by this Item is included in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1997 under the heading "Quarterly Stock Data" and is incorporated herein by this reference.

ITEM 6 - SELECTED FINANCIAL DATA -

     The information required by this Item is included in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1997 under the heading "Five Year Summary of Selected Financial Data" and is incorporated herein by this reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -

     The information required by this Item is included in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1997 under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" and is incorporated herein by this reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -

     The financial statements and other information required by this Item are included in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1997 at pages 10 through 30 and are incorporated herein by this reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE -

     There were no changes in or disagreements with accountants on auditing and financial disclosure during the fiscal year ended January 31, 1997.




                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -

     The information required by this Item is included in the Company's definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Election of Directors" and is incorporated herein by this reference.


ITEM 11 - EXECUTIVE COMPENSATION -

     The information required by this Item is included in the Company's definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Executive Compensation" and is incorporated herein by this reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -

     The information required by this Item is included in the Company's definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Voting Securities and Principal Holders" and is incorporated herein by this reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -

     The information required by this Item is included in the Company's definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Certain Relationships and Related Transactions" and is incorporated herein by this reference.


                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K -

 (a) 1.   Financial Statements:

          The following financial statements and related information filed as part of this report are included on pages 17 through 30 of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1997.

               - Consolidated Balance Sheets - January 31, 1997 and January 26, 1996

               - Consolidated Statements of Operations - For the fiscal years ended January 31, 1997, January 26, 1996 and January 27, 1995

               - Consolidated Statements of Cash Flows - For the fiscal years ended January 31, 1997, January 26, 1996 and January 27, 1995

               - Consolidated Statements of Shareholders' Equity - For the fiscal years ended January 31, 1997, January 26, 1996 and January 27, 1995

               - Notes to Consolidated Financial Statements - For the fiscal years ended January 31, 1997, January 26, 1996 and January 27, 1995

               - Selected Quarterly Financial Data (Unaudited) - For the fiscal years ended January 31, 1997 and January 26, 1996 - See Note 12 of Notes to Consolidated Financial Statements

               -    Report of Ernst & Young LLP, Independent Auditors

     2.  Financial Statement Schedules:

     All financial statement schedules are omitted because they are not applicable or because the information is presented in the financial statements or notes thereto.

     3.  Exhibits:

     Exhibits marked with a footnote designation (#) are hereby incorporated by reference to exhibits or appendices previously filed by the Registrant as indicated in the referenced footnote.

EXHIBIT
NUMBER      DESCRIPTION
------      -----------

   3.1      Restated Articles of Incorporation. (3)
   3.2      Restated Bylaws. (3)
   4.1      Form of Debenture (included in Exhibit 4.2B).
   4.2B Form of Indenture dated as of March 14, 1994, between Eagle Hardware & Garden, Inc. and Seattle-First National Bank, as Trustee. (7)
   10.1     Directors' Nonqualified Stock Option Plan. (1)
   10.2     1991 Stock Option Plan. (1)
   10.3     Eagle Hardware & Garden Profit Sharing/Retirement Savings Plan. (1)
   10.3A First Amendment to Eagle Hardware & Garden Profit Sharing/Retirement Savings Plan. (10)
   10.3B Second Amendment to Eagle Hardware & Garden Profit Sharing/Retirement Savings Plan. (10)
   10.3C Third Amendment to Eagle Hardware & Garden Profit Sharing/Retirement Savings Plan. (12)
   10.3D Fourth Amendment to Eagle Hardware & Garden Profit Sharing/Retirement Savings Plan. (12)
   10.4     Description of Corporate Bonus Plan. (1)
   10.5 Registration Rights Agreement dated as of June 25, 1991, between the Company and certain holders of the Company's capital stock. (1)
   10.6 Key Man Life Insurance Policy for David J. Heerensperger by the Great-West Life Assurance Company. (1)
   10.7 Sublease dated September 10, 1990, by and between Payless Drug Stores Northwest, Inc. and Eagle Hardware & Garden, Inc., as amended. (2)
   10.10 Lease dated November 30, 1990, by and between Harlan D. Douglass and Maxine H. Douglass and Eagle Hardware & Garden, Inc. (1)
   10.10A   First Amendment to Lease dated May 22, 1992, by and between Harlan
            D. Douglass and Maxine H. Douglass and Eagle Hardware & Garden, Inc.
            (1)
   10.11 Lease dated as of April 18, 1991, by and between Mercy Development Company, M&E Company and Eagle Hardware & Garden, Inc. (2)
   10.11A Addendum to Mercy Development/M&E Co. - Eagle Hardware Lease dated July 11, 1991. (10)
   10.11B Second Addendum to Mercy Development/M&E Co. - Eagle Hardware Lease dated May 1, 1994. (10)
   10.14 Lease dated July 12, 1991, by and between Industrial Wire and Metal Forming, Inc. and Eagle Hardware & Garden, Inc. (1)
   10.14A Amendment to Lease dated June 20, 1994, by and between Industrial Wire and Metal Forming, Inc. and Eagle Hardware & Garden, Inc. (10)
   10.15 Lease dated as of August 20, 1991, by and between Vernell's Fine Candies, Inc. and Eagle Hardware & Garden, Inc. (2)
   10.15A Amendment to Lease dated as of May 4, 1992, by and between Keystone Capital Company, Inc. (formerly known as Vernell's Fine Candies, Inc.) and Eagle Hardware & Garden, Inc. (2)
   10.17 Lease dated November 18, 1991, by and between Hsiao-Tall Real Estate Company and Eagle Hardware & Garden, Inc. (2)
   10.17A Amendment to Lease dated as of June 30, 1992, by and between Hsiao-Tall Real Estate Company and Eagle Hardware & Garden, Inc. (4)
   10.17B Third Amendment to Lease dated as of September 28, 1992, by and between Hsiao-Tall Real Estate Company and Eagle Hardware & Garden, Inc. (3)

EXHIBIT
NUMBER        DESCRIPTION
------      -----------

   10.17C Amendment to Lease Concerning Storm Drainage System dated as of April 1, 1992, by and between Hsiao-Tall Real Estate Company and Eagle Hardware & Garden, Inc. (10)
   10.19 Space Lease dated as of January 21, 1992, by and between WCC Associates and Eagle Hardware & Garden, Inc. (2)
   10.19A First Amendment to Space Lease dated as of May 29, 1992, by and between WCC Associates and Eagle Hardware & Garden, Inc. (2)
   10.20 Master Equipment Lease dated October 30, 1991, by and between XL Datacomp, Inc. and Eagle Hardware & Garden, Inc. (1)
   10.20C Schedule 1 dated July 1, 1994, to Master Equipment Lease by and between XL Datacomp, Inc. and Eagle Hardware & Garden, Inc. (10)
   10.20D Lease of Equipment dated June 7, 1994, and Schedule 5 to Lease of Equipment dated November 15, 1995, by and between The Archive Group, Inc. and Eagle Hardware & Garden, Inc. (11)
   10.20E Lease of Equipment dated November 15, 1995, and Schedule 4 to Lease of Equipment by and between The Archive Group, Inc. and Eagle Hardware & Garden, Inc. (11)
   10.22 Software License Agreement dated December 9, 1991, by and between JDA Software Services, Inc. and Eagle Hardware & Garden, Inc. (1)
   10.23 Assignment dated as of February 5, 1992, by Harlan D. Douglass and Maxine H. Douglass to Eagle Hardware & Garden, Inc. (1)
   10.24 Assignment dated as of March 13, 1992, by Eagle Hardware & Garden, Inc. to R&B Development, Inc. (1)
   10.25 Assignment dated as of February 5, 1992, by Harlan D. Douglass and Maxine H. Douglass to Eagle Hardware & Garden, Inc. (1)
   10.26 Assignment dated as of April 29, 1992, by Eagle Hardware & Garden, Inc. to R&B Development, Inc. (1)
   10.27 Real Property Transfer Agreement dated April 29, 1992, by and between Eagle Hardware & Garden, Inc. and R&B Development, Inc. (1)
   10.28 Lease dated as of March 10, 1992, by and between R&B Development, Inc. and Eagle Hardware & Garden, Inc. (2)
   10.29 Lease dated as of March 10, 1992, by and between R&B Development, Inc. and Eagle Hardware & Garden, Inc. (2)
   10.30 Real Estate Purchase and Sale Agreement dated April 23, 1992, by and between TRF Pacific, Inc. and Eagle Hardware & Garden, Inc. (2)
   10.31 Sublease dated March 23, 1992, by and between Pacific Pipeline, Inc. and Eagle Hardware & Garden, Inc. (1)
   10.32 Assignment of Contract and Deed dated as of February 24, 1993, by Eagle Hardware & Garden, Inc. to Harlan D. Douglass and Maxine H. Douglass. (3)
   10.33 Lease dated as of September 29, 1992, by and between F.C. Investments, Inc. and Eagle Hardware & Garden, Inc. (4)
   10.34 Lease dated September 22, 1992, by and between R&B Development, Inc. and Eagle Hardware & Garden, Inc. (4)
   10.34A First Amendment to Lease dated as of June 23, 1994, by and between R&B Development, Inc. and Eagle Hardware & Garden, Inc. (10)
   10.35 Real Estate Purchase and Sale Agreement dated July 24, 1992, by and between Sabey Corpora-tion and Eagle Hardware & Garden, Inc. (4)
   10.36 Real Estate Purchase and Sale Agreement dated as of June 5, 1992, by and between Roy S. Johnson, Carol L. Johnson, Harvey Syversrud, Rae Syversrud, Energy International and Eagle Hardware & Garden, Inc.
            (4)
   10.37 Real Estate Purchase and Sale Agreement dated as of June 12, 1992, by and between Jon C. Peterson, Charles W. Anderson, Judith Anderson, Earl Senger, Virginia Senger and Eagle Hardware & Garden, Inc. (4)

EXHIBIT
NUMBER        DESCRIPTION
------      -----------

   10.38 Eagle Hardware & Garden, Inc. Employee Stock Ownership Plan effective January 1, 1992. (3)
   10.38A First Amendment to Eagle Hardware & Garden, Inc. Employee Stock Ownership Plan dated January 15, 1994. (10)
   10.38B Second Amendment to Eagle Hardware & Garden, Inc. Employee Stock Ownership Plan dated June 7, 1994. (10)
   10.38C Third Amendment to Eagle Hardware & Garden, Inc. Employee Stock Ownership Plan dated March 6, 1995. (10)
   10.39 Eagle Hardware & Garden, Inc. Employee Stock Ownership Trust Agreement effective January 1, 1992. (3)
   10.46 Agreement effective September 1, 1992, by and between Northwestern National Life Insurance Company and Eagle Hardware & Garden, Inc.
            (3)
   10.47 Lease dated March 18, 1993, by and between Harlan D. Douglass and Maxine H. Douglass and Eagle Hardware & Garden, Inc. (4)
   10.47A First Amendment to Lease dated September 1, 1995, by and between Harlan D. Douglass and Maxine H. Douglass and Eagle Hardware & Garden, Inc. (11)
   10.48 Lease dated March 19, 1993, by and between Harlan D. Douglass and Maxine H. Douglass and Eagle Hardware & Garden, Inc. (4)
   10.49 Lease dated as of February 28, 1993, by and between West Valley 29 Partners and Eagle Hardware & Garden, Inc. (4)
   10.49A Amendment to Lease Agreement dated September 15, 1993, by and between West Valley 29 Partners and Eagle Hardware & Garden, Inc.
            (8)
   10.49B Second Amendment to Lease dated February 1, 1997 by and among West Valley 29 Partners, Eagle Hardware & Garden, Inc. and Eagle
            Hardware & Garden Distribution Services, Inc.
   10.53 Lease dated as of September 10, 1973, between Elting, Graziadio & Sampson Development Company and S. S. Kresge Company. (8)
   10.53A First Amendment to Lease dated November 14, 1975, between EGSmetro Construction Corporation and S. S. Kresge Company. (8)
   10.53B Second Amendment to Lease dated as of November 15, 1993, by and between Charles J. Fishback and KMart Corporation. (8)
   10.54 Sublease dated as of August 31, 1993, by and between KMart Corporation and Eagle Hardware & Garden, Inc. (8)
   10.54A Amendment to Sublease dated as of November 18, 1993, by and among KMart Corporation and Eagle Hardware & Garden, Inc. (8)
   10.58 Agreement of Purchase and Sale dated October 18, 1993, by and between Real Estate Properties Limited Partnership and Eagle Hardware & Garden, Inc. (8)
   10.59 Real Estate Purchase and Sale Agreement dated as of October 6, 1993, and amendments thereto dated as of November 5, 1993, and as of November 12, 1993, by and between I-90 Associates Limited Partnership and Eagle Hardware & Garden, Inc. (8)
   10.60 Agreement for the Purchase and Sale of Real Estate dated December 7, 1993, by and between 5405 Wadsworth By-Pass Limited Liability Co. and Eagle Hardware & Garden, Inc. (8)
   10.61 Contract to Buy and Sell Real Estate dated December 1, 1993, by and between Arvada Urban Renewal Authority and Eagle Hardware & Garden, Inc. (8)

EXHIBIT
NUMBER        DESCRIPTION
------      -----------

   10.62 Real Estate Purchase and Sale Agreements dated July 16, 1993, August 16, 1993, and August 20, 1993, by and between Professional Maintenance, Inc., Austin, and Pacific Gas Transmission, respectively, and Eagle Hardware & Garden, Inc. (8)
   10.64 Earnest Money Sales Agreements dated June 15, 1993, June 22, 1993, June 23, 1993, and June 23, 1993, and addendums thereto dated August 20, 1993, August 11, 1993, July 15, 1993 and August 11, 1993, by and
            between Murray City, Leon and LaRue Peterson, Gordon S. and Claudia
            J. Crofts and Cecil Woodard, respectively, and Eagle Hardware & Garden, Inc. (8)
   10.66 Option Agreements between Eagle Hardware & Garden, Inc. and the following persons (dates): Ezra Billings Patten and Anna Lou Patten (November 30, 1993, as amended February 4, 1994); Deon P. Carroll, Ezra B. Patten, Kristian N. Patten, executor, Emery P. Patten, Lawana Ballantyne, C. Brent Patten and Orson D. Patten (November 30, 1993, as amended February 4, 1994); Orson D. Patten and Jeanine Patten (December 10, 1993, as amended February 4, 1994); Emery P. Patten (November 17, 1993, as amended February 4, 1994); Deon P. Carroll, James F. Carroll and Carroll Family Trust (December 10, 1993, as amended February 4, 1994). (8)
   10.67 Earnest Money Sales Agreements by and between Eagle Hardware & Garden, Inc. or Assigns and the following persons (dates): Mina Brown (October 21, 1993, with addenda dated October 21 and December 10, 1993); H. Grant and June Butler (October 21, 1993, with addenda dated October 21 and December 10, 1993); Willard Evans (October 21, 1993, with addenda dated October 21 and December 1, 1993, and January 13, 1994); Colleen Horn (October 21, 1993, with addenda dated October 21 and December 7, 1993); Joan G. Gallagher (October 21, 1993, with addenda dated October 21 and December 10, 1993); Zelda Shawcroft (December 9, 1993, with addenda dated December 14, 1993, and January 14, 1994); John Jones (December 9, 1993, with addenda dated February 22 and February 24, 1994); and Dick Luke (March 23, 1994, with addenda dated March 30, 1994). (8)
   10.71 Lease, Option and Assignment of Leases dated October 22, 1993, between Eagle Hardware & Garden, Inc. and The Thomas P. Knorr and Theda M. Knorr Family Trust. (8)
   10.72 Promissory Notes dated October 22, 1993, by Eagle Hardware & Garden, Inc. to and for the following persons (amounts): Exchange Facilitator Corporation ($587,857); Charles W. Anderson and Judith
            A. Anderson ($1,361,979); Energy International ($705,866); Harvey K. Syversrud and Rae Syversrud ($319,296); Roy S. Johnson and Carol L. Johnson ($156,902); and Exchange Facilitator Corporation ($1,341,979). (8)
   10.76    Purchase Agreement dated December 1, 1994. (9)
   10.77 Lease dated July 11, 1994, by and between Harlan D. Douglass and Maxine H. Douglass and Eagle Hardware & Garden, Inc. (10)
   10.78 Lease dated January 9, 1995, by and between Harlan D. Douglass and Maxine H. Douglass and Eagle Hardware & Garden, Inc. (10)
   10.78A First Amendment to Lease dated September 1, 1995, by and between Harlan D. Douglass and Maxine H. Douglass and Eagle Hardware & Garden, Inc. (11)
   10.79 Lease dated September 28, 1994, between The Northwestern Mutual Life Insurance Company and Eagle Hardware & Garden, Inc. (10)
   10.80 Promissory Note dated November 4, 1994, by Eagle Hardware & Garden, Inc. to The Prudential Insurance Company of America in the principal amount of $8,000,000. (10)
   10.81 Real Estate Purchase and Sale Agreement dated August 24, 1994, by and between Rosemary Barrett and Eagle Hardware & Garden, Inc. (10)
   10.82 Real Estate Purchase and Sale Agreement dated August 23, 1994, by and between Marian K. Mosher, as Trustee of Marie Guimont Trust, and Eagle Hardware & Garden, Inc. (10)

EXHIBIT
NUMBER      DESCRIPTION
------      -----------

   10.84 Contract to Buy and Sell Real Estate dated May 11, 1994, by and between Development Corp. of the Rockies, Inc. and Eagle Hardware & Garden, Inc. (10)
   10.85 Contract to Buy and Sell Real Estate dated as of April 13, 1994, between Eagle Hardware & Garden, Inc. and Supervalu Holdings, Inc.
            (10)
   10.94 Lease dated December 7, 1995, by and between KW, Ltd. and Eagle Hardware & Garden, Inc. (11)
   10.95 Promissory Note dated December 20, 1995, by Eagle Hardware & Garden, Inc. to PFL Life Insurance Company in the principal amount of $6,000,000. (11)
   10.96 Real Estate Purchase and Sale Agreement dated December 11, 1995, by and between Langley Associates, Inc. and Eagle Hardware & Garden, Inc. (11)
   10.97 Purchase and Sale Agreement dated January 30, 1996, by and between Chandelle Development, LLC, and Eagle Hardware & Garden, Inc. (11)
   10.98 Contract to Buy and Sell Real Estate dated February 12, 1996, by and between Alpha West Realty & Investments, Inc. and Eagle Hardware & Garden, Inc. (11)
   10.99 Retail Technology Exchange Agreement dated July 17, 1995, by and between Fujitsu-ICL Systems, Inc. and Eagle Hardware & Garden, Inc.
            (11)
   10.99A Supplement No. 101 and Supplement No. 102 under Retail Technology Exchange Agreement by and between Fujitsu-ICL Systems, Inc. and Eagle Hardware & Garden, Inc. (11)
   10.99B Supplement No. 103 and Supplement No. 104 under Retail Technology Exchange Agreement by and between Fujitsu-ICL Systems, Inc. and Eagle Hardware & Garden, Inc. (13)
   10.100 Memorandum of Understanding concerning Eagle Hardware Securities Litigation dated May 23, 1995. (12)
   10.101 Agreement dated June 6, 1995, by and among David Heerensperger, Richard Takata, Myron E. Kirkpatrick and Eagle Hardware & Garden, Inc. and National Union Fire Insurance Company of Pittsburgh, PA.
            (12)
   10.102 Amended and Restated Credit Agreement dated as of May 28, 1996, between the Lenders, U.S. Bank of Washington, N.A., as Agent and Eagle Hardware & Garden, Inc. (12)
   10.102A First Amendment to Amended and Restated Credit Agreement dated as of December 6, 1996, between the Lenders, U.S. Bank of Washington, N.A., as Agent and Eagle Hardware & Garden, Inc.
   10.103 Real Estate Purchase and Sale Agreement dated July 2, 1996, by and between Terrace Point Partnership, Inc. and Eagle Hardware & Garden, Inc. (12)
   10.103A First Amendment to Real Estate Purchase and Sale Agreement dated August 1996, by and between Terrace Point Partnership, Inc. and Eagle Hardware & Garden, Inc. (13)
   10.104 Promissory Note dated July 18, 1996, by Eagle Hardware & Garden, Inc. to The Northwestern Mutual Life Insurance Company in the principal amount of $9,000,000. (12)
   10.105 Real Estate Purchase and Sale Agreements dated August 4, 1994 and amended December 1, 1994, August 30, 1995 and February 23, 1996 between Atlantic Seaboard Realty and the following persons: Ronald
            V. and Kathleen A. Gratias; Chlo Elaine Jackson and Charles L. Betts; and Mary J. McColm. (12)
   10.106 Assignment of Rights Under Real Estate Purchase and Sale Agreements dated August 4, 1994, as amended, by Atlantic Seaboard Realty to Eagle Hardware & Garden, Inc. (12)

EXHIBIT
NUMBER      DESCRIPTION
------      -----------

   10.107   Real Estate Purchase and Sale Agreement dated March 6, 1996 and amended March 31, 1996, between Atlantic Seaboard Realty and the
            Tacoma Alliance Church. (12)
   10.108   Assignment of Rights Under Real Estate Purchase and Sale Agreement
            dated March 6, 1996, as amended, by Atlantic Seaboard Realty to
            Eagle Hardware & Garden, Inc. (12)
   10.109   Real Estate Purchase and Sale Agreement dated April 1, 1996, by and between Metropolitan Park District of Tacoma and Wahl & Associates,
            Inc. (12)
   10.110   Assignment of Rights Under Real Estate Purchase and Sale Agreement
            dated April 1, 1996, by Wahl & Associates, Inc. to Eagle Hardware &
            Garden, Inc. (12)
   10.111   Employment and Severance Agreement between Eagle Hardware & Garden,
            Inc. and Ronald P. Maccarone. (12)
   10.112   Agreement for Purchase and Sale of Real Property dated September 5,
            1996, by Northglenn Partners, L.P. and Eagle Hardware & Garden, Inc.
            (13)
   10.112A  First Amendment to Agreement for Purchase and Sale of Real Property
            dated November 13, 1996, between Northglenn Partners, L.P. and Eagle
            Hardware & Garden, Inc.
   10.112B  Second Amendment to Agreement for Purchase and Sale of Real Property
            dated December 17, 1996, between Northglenn Partners, L.P. and Eagle
            Hardware & Garden, Inc.
   10.113   Real Estate Purchase and Sale Agreement dated October 6, 1996, by and between Eagle Hardware & Garden, Inc. and The Good Guys--
            California, Inc. (13)
   10.114   Stipulation and Order of Appropriation and Judgment by the Superior
            Court of Washington for Snohomish County dated September 24, 1996.
            (13)
   10.115   Real Estate Purchase and Sale Agreement dated March 12, 1997, by and between Washington-111, Ltd. and Eagle Hardware & Garden, Inc.
   10.116   Purchase Agreement dated March 18, 1997 between David J.
            Heerensperger and Eagle Hardware & Garden, Inc.
   11.1     Statement Regarding Computation of Net Income Per Share.
   13.1     Portions of Registrant's Annual Report to Shareholders (pages 10 through 30 and inside back cover) for the fiscal year ended January
            31, 1997.
   23.1     Consent of Ernst & Young LLP, Independent Auditors.
   27       Financial Data Schedule

-------------------
(1) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Registration Statement No. 33-48593 on Form S-1.
(2) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Registration Statement No. 33-48593 on Form S-1 with confidential portions omitted and filed separately with the Commission pursuant to a Request for Confidential Treatment under Rule 406 of the Securities Act of 1933.
(3) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Registration Statement No. 33-60148 on Form S-1.
(4) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Registration Statement No. 33-60148 on Form S-1 with confidential portions omitted and filed separately with the Commission pursuant to a Request for Confidential Treatment under Rule 406 of the Securities Act of 1933.
(5) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Amended Registration Statement No. 33-60148 on Amendment No. 1 to Form S-1.
(6) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Amended Registration Statement No. 33-60148 on Amendment No. 1 to Form S-1 with confidential portions omitted and filed separately with the Commission pursuant to a Request for Confidential Treatment under Rule 406 of the Securities Act of 1933.
(7) Exhibit is incorporated herein by reference to an identically numbered exhibit to a Current Report on Form 8-K, filed with the Commission on March 10, 1994.
(8) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Form 10-K filed with the Commission for the fiscal year ended January 28, 1994.
(9) Exhibit is incorporated herein by reference to an identically numbered exhibit to a Current Report on Form 8-K/A filed with the Commission on December 30, 1994.
(10) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Form 10-K filed with the Commission for the fiscal year ended January 27, 1995.
(11) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Form 10-K filed with the Commission for the fiscal year ended January 26, 1996.
(12) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Form 10-Q filed with the Commission for the fiscal quarter ended July 26, 1996.
(13) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Form 10-Q filed with the Commission for the fiscal quarter ended October 25, 1996.

-------------------

(b)  No reports on Form 8-K were filed in the fourth quarter of fiscal 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eagle Hardware & Garden, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 7, 1997.


                          EAGLE HARDWARE & GARDEN, INC.



                       By:   /s/  David J. Heerensperger
                          ---------------------------------
                           David J. Heerensperger
                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on April 7, 1997, on behalf of the Registrant and in the capacities indicated.


SIGNATURETITLE



     /s/  David J. Heerensperger    Chairman and Chief Executive Officer
----------------------------------  (Principal Executive Officer)
     David J. Heerensperger

     /s/  Richard T. Takata         President, Chief Operating Officer and
----------------------------------  Director
          Richard T. Takata

     /s/  Ronald P. Maccarone       Chief Financial Officer
----------------------------------
       Ronald P. Maccarone

     /s/  Ronald D. Crockett        Director
----------------------------------
        Ronald D. Crockett

     /s/  Harlan D. Douglass        Director
----------------------------------
        Harlan D. Douglass

    /s/  Herman Sarkowsky           Director
----------------------------------
        Herman Sarkowsky

    /s/  Theodore M. Wight          Director
----------------------------------
       Theodore M. Wight