Form 10-Q
period 1997-05-02
EAGLE HARDWARE & GARDEN INC/WA/
filed 1997-05-30
CIK 883683

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 -  OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED May 2, 1997
                                   -----------

                                          OR
 -  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                            COMMISSION FILE NUMBER 0-19830
                                                   -------


                            Eagle Hardware & Garden, Inc.
                            -----------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              Washington                              91-1465348
              ----------                              ----------
   (STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)




                         981 Powell Ave SW  Renton, WA  98055
                         ------------------------------------
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                    (425) 227-5740
                                    --------------
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES X   NO
                                        -      -


THE REGISTRANT HAD 28,903,106 SHARES OF COMMON STOCK, WITHOUT PAR VALUE, OUTSTANDING AT May 2, 1997.

                            EAGLE HARDWARE & GARDEN, INC.

                                  INDEX TO FORM 10-Q


                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION______________________________________         3

    ITEM 1 -  FINANCIAL STATEMENTS_________________________________          3

         Consolidated Balance Sheets_______________________________          8

         Consolidated Statements of Operations_____________________          9

         Consolidated Statements of Cash Flows_____________________         10

         Notes to Unaudited Consolidated Financial Statements______         11


    ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS________________________________________          3


PART II - OTHER INFORMATION_________________________________________         6

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K______________________          6

         Exhibit 11.1 - Computation of Net Income Per Share________         12

PART I - FINANCIAL INFORMATION:


ITEM 1 - FINANCIAL STATEMENTS -


    Eagle Hardware & Garden, Inc.'s (the "Company") unaudited consolidated balance sheet as of May 2, 1997, audited consolidated balance sheet as of January 31, 1997, unaudited statements of operations for the 13-week periods ended May 2, 1997, and April 26, 1996 and unaudited consolidated statements of cash flows for the 13-week periods then ended are attached. Notes to the unaudited consolidated financial statements are also attached.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

    It is suggested that this discussion be read in conjunction with the "Management's Discussion and Analysis" included in the Company's 1996 Annual Report to Shareholders, which has previously been filed with the Securities and Exchange Commission.

    The results of operations for the 13-week period ended May 2, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. The Company expects that its gross margin percentage will generally be lower in the second and third quarters of each fiscal year when sales of lower margin products are greater. The Company also expects that, in general, individual stores will experience lower net sales and operating income and that cash flow from operations will be lower in the fourth quarter of the fiscal year than in any of the other quarters, due primarily to the effect of winter weather on home improvement projects and the lack of significant sales of lawn and garden products during this period. In addition, unusual weather conditions could have a material adverse effect on seasonal sales.

    "Store Weeks in Period" represents the aggregate number of full weeks in which stores were open during the reporting period. There were 375 store weeks of operations during the first quarter of fiscal 1997, an increase of 20% compared to the 312 store weeks during the comparable prior year period.


    RESULTS OF OPERATIONS -

    COMPARISON OF THE 13 WEEKS ENDED MAY 2, 1997 AND APRIL 26, 1996.

    NET INCOME. Net income for the first quarter was $4.6 million, or $0.16 per share, compared to $3.0 million, or $0.13 per share, during the first quarter of fiscal 1996. The 55% increase in net income was due to the factors discussed below.

    Weighted average common and common equivalent shares outstanding increased 26% from 23,237,000 shares in the first quarter of fiscal 1996 to 29,332,000 shares in the first quarter of fiscal 1997. The primary reason for this increase was the issuance of an additional 5,750,000 shares of Common Stock in the Company's September 1996 public stock offering.

    NET SALES. Net sales for the first quarter of fiscal 1997 increased 37% over the first quarter of fiscal 1996. This increase in net sales was due to two factors. First, there were 375 store weeks of operation during the quarter versus 312 store weeks during the same quarter of the prior year. Second, same store sales for the first quarter of fiscal 1997 increased 18%, primarily as a result of a 16% increase in customer transactions. The increase in customer transactions was due to several factors, including a strong economic environment in the Company's primary markets and the January 1997 closing of a primary competitor in most of the Company's markets, Ernst Home Center, Inc.

    GROSS MARGIN. The Company's gross margin for the first quarter of fiscal 1997 increased 38% over the first quarter of fiscal 1996. As a percentage of net sales, gross margin was 28.3% in the first quarter of fiscal 1997 versus 28.1% in the comparable prior period. Management attributes the improvement in gross margin as a percentage of net sales primarily to buying efficiencies.

    OPERATING EXPENSES. Operating expenses increased 35% in comparison to the first quarter of fiscal 1996 due to the 20% increase in store weeks of operation and the 18% increase in same store sales. Operating expenses as a percentage of sales decreased from 23.8% in the first quarter of fiscal 1996 to 23.5% in the first quarter of 1997 due to the leveraging of some fixed and corporate overhead costs attributable to the 18% increase in same store sales. First quarter operating expense leverage would have been greater had it not been for the Company's decision to increase staffing levels on the sales floor in order to maintain a high level of customer service given the increased levels of customer traffic.

    PREOPENING EXPENSES. Preopening expenses were 0.9% of sales during the first quarter of fiscal 1997, when the Company opened three stores, compared to no preopening expense in the first quarter of fiscal 1996.

    OPERATING INCOME. For the reasons explained above, operating income increased 23% in the first quarter of fiscal 1997 over the first quarter of
fiscal 1996.   Expressed as a percentage of net sales, operating income
decreased from 4.3% in the first quarter of fiscal 1996 to 3.9% in the comparable quarter of fiscal 1997. Excluding preopening expenses, operating income increased 53% to 4.8% of net sales.

    INTEREST EXPENSE. Net interest expense for the first quarter declined from $2.4 million in the prior year to $1.4 million in the current year. This decrease resulted primarily from the use of proceeds from the Company's September 1996 public stock offering for repayment of bank borrowings and for investment. Interest on the Company's convertible subordinated debentures, which represents the primary source of interest expense, was comparable between the current and prior year. During both years, interest incurred was partially offset by interest capitalized on construction projects.

    INCOME TAXES. The effective tax rate for both the first quarter of fiscal 1997 and fiscal 1996 was 36.5%. The effective tax rate in the first quarter of fiscal 1997 is slightly lower than the combined federal and state statutory rates that the Company expects to pay under normal circumstances because a portion of the Company's net proceeds from the September 1996 public stock offering was invested in tax-exempt securities.


    LIQUIDITY AND CAPITAL RESOURCES -

    The Company opened three stores in the first quarter of fiscal 1997. Two of these stores were in the state of Washington (North Seattle and Tacoma) and the third store was in Kahului (Maui), Hawaii. The Company has signed agreements to purchase three future store sites at a cost of approximately
$9.3 million, and has signed options to lease property for another future store site. The Company plans to open two additional stores during fiscal 1997 and continues to review additional sites for future expansion.

    The Company's balance sheet at May 2, 1997, reflected a $29.3 million (6%) increase in total assets since the fiscal year began on February 1. The principal components of this change were a $31.6 million increase in inventories, attributed to seasonal purchasing and the addition of three new stores and an increase of $13.6 million in net property and equipment, primarily related to the opening of three additional stores. These increases were offset by a decrease in cash and short-term investments of $14.3 million. The increase in inventories was accompanied by an increase of $16.8 million in accounts payable and outstanding checks under the Company's integrated cash management program. In addition, the Company received $9.0 million in proceeds from a mortgage on an owned store.

    The Company's capital requirements are significantly influenced by its expansion plans and by factors such as real estate costs in the markets which the Company enters, whether that real estate will be purchased or leased and the extent of Company-financed remodeling required when existing buildings are acquired or leased. The Company currently expects to finance its fiscal 1997 expansion program through a combination of its current cash, cash generated from operations, bank borrowings under the existing line of credit and the proceeds of fixed-term capital asset loans and/or sale-leasebacks of owned properties.

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

PART II - OTHER INFORMATION:


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K -

(a) Exhibits filed with this Form 10-Q are as follows:

    10.112C Third Amendment to Agreement for Purchase and Sale of Real Property dated March 31, 1997, between Northglenn Partners, L.P. and Eagle Hardware & Garden, Inc.
    10.117 Promissory Note dated April 2, 1997, by Eagle Hardware & Garden, Inc. to The Northwestern Mutual Life Insurance Company in the principal amount of $10,000,000.
    10.118 Agreement to Lease dated April 30, 1997 between Tigard-Tualatin School District 23J and Eagle Hardware & Garden, Inc.
    10.119 Put to Lease Property dated April 30, 1997 from Eagle Hardware & Garden, Inc. to Tigard-Tualatin School District 23J.
    11.1      Statement Regarding Computation of Net Income Per Share.


(b) No reports on Form 8-K were filed during the first quarter of fiscal 1997.

SIGNATURES:


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EAGLE HARDWARE & GARDEN, INC.
                                  -----------------------------
                                  Registrant



May 30, 1997                      /s/ David J. Heerensperger
------------                      ---------------------------------------------
Date                              David J. Heerensperger
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)



May 30, 1997                      /s/ Richard T. Takata
------------                      ---------------------------------------------
Date                              Richard T. Takata
                                  President and Chief Operating Officer


May 30, 1997                      /s/ Ronald P. Maccarone
------------                      ---------------------------------------------
Date                              Ronald P. Maccarone
                                  Executive Vice President and Chief Financial
                                  Officer (Principal Financial Officer)

                            EAGLE HARDWARE & GARDEN, INC.

                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                               (UNAUDITED)
                                                           MAY 2,   JANUARY 31,
                                                            1997       1997
                                                        ----------  -----------
                                  ASSETS
Current assets:
 Cash and cash equivalents                                 $ 37,778   $ 20,738
 Short-term investments                                           0     31,330
 Trade and other accounts receivable (less allowance
  for doubtful accounts of $1,990 and $1,891)                 4,118      4,213
 Merchandise inventories                                    205,890    174,299
 Prepaid expenses                                             3,864      4,930
 Deferred income taxes                                        3,183      2,559
                                                           --------   --------
   Total current assets                                     254,833    238,069
                                                           --------   --------

Property and equipment, at cost:
 Land and buildings                                         178,415    140,434
 Furniture, fixtures and equipment                           93,375     75,823
 Leasehold improvements                                      46,558     45,730
 Construction in progress                                     5,647     44,960
                                                           --------   --------
                                                            323,995    306,947
 Less accumulated depreciation and amortization              32,884     29,454
                                                           --------   --------
   Net property and equipment                               291,111    277,493
                                                           --------   --------
Preopening costs                                                  2      1,468
Other assets                                                  2,718      2,355
                                                           --------   --------
   Total assets                                            $548,664   $519,385
                                                           --------   --------
                                                           --------   --------

                      LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Outstanding checks, not cleared by the bank                $15,496     $8,762
 Accounts payable                                            65,369     55,295
 Sales taxes payable                                          6,679      6,029
 Accrued payroll and related expenses                        13,937     13,951
 Other current liabilities                                    6,607      8,572
 Current portion of long-term debt                            2,762      2,109
                                                           --------   --------
   Total current liabilities                                110,850     94,718
Deferred income taxes                                         8,940      8,314
Other long-term liabilities                                   3,151      3,094
Long-term debt                                              116,072    108,416
                                                           --------   --------
   Total liabilities                                        239,013    214,542
                                                           --------   --------

Commitments and contingencies

Shareholders' equity:
 Common stock, without par value; 50,000 shares authorized;
  28,903 and 28,890 shares issued and outstanding           263,446    263,226
Retained earnings                                            46,205     41,617
                                                           --------   --------
  Total shareholders' equity                                309,651    304,843
                                                           --------   --------

  Total liabilities & shareholders' equity                 $548,664   $519,385
                                                           --------   --------
                                                           --------   --------



             See accompanying notes to consolidated financial statements.
                                          8

                            EAGLE HARDWARE & GARDEN, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT STORE WEEK AND PER SHARE DATA)
                                     (UNAUDITED)


                                                        13 WEEKS ENDED
                                                 ----------------------------
                                                      MAY 2,      APRIL 26,
                                                      1997          1996
                                                 ------------   ------------
Store weeks in period                                 [375]         [312]

Net sales                                          $221,107       $161,106
Cost of sales                                       158,537        115,850
                                                 ------------   ------------
   Gross margin                                      62,570         45,256

Operating expenses                                   51,894         38,294
Preopening expenses                                   2,089              0
                                                 ------------   ------------
   Operating income                                   8,587          6,962

Other income (expense):
 Interest income                                        219              0
 Interest expense                                    (1,638)        (2,423)
 Other income                                            58            129
                                                 ------------   ------------
   Income before tax                                  7,226          4,668

Income taxes                                          2,638          1,704
                                                 ------------   ------------
   Net income                                        $4,588         $2,964
                                                 ------------   ------------
                                                 ------------   ------------


Net income per share (see Exhibit 11.1 for
   detailed computations)                             $0.16         $0.13


             See accompanying notes to consolidated financial statements.

                            EAGLE HARDWARE & GARDEN, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                             13 WEEKS ENDED
                                                           ---------------------
                                                           MAY 2,    APRIL 26,
                                                            1997       1996
                                                           ---------   ---------
OPERATING ACTIVITIES:
 Net income                                                $4,588      $2,964
                                                           ---------   ---------
 Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
   Depreciation                                             3,430       2,658
   Net gain on sale of assets                                   0         (88)
   Deferred income taxes                                        2        (514)
   Changes in operating assets and liabilities:
    Trade and other accounts receivable                        95      (1,564)
    Merchandise inventories                               (31,591)    (14,503)
    Prepaid expenses                                         (817)        760
    Other assets                                             (363)         44
    Preopening costs                                        1,467          (6)
    Accounts payable and outstanding checks                16,809      14,479
    Income taxes payable                                    2,672       1,856
    Accrued liabilities                                    (2,118)      2,393
    Other                                                      57          83
                                                           ---------   ---------
                                                          (10,357)      5,598
                                                           ---------   ---------
    Net cash (used in) provided by operating activities    (5,769)      8,562
                                                           ---------   ---------

INVESTING ACTIVITIES:
 Capital expenditures for property and equipment          (17,049)     (8,855)
 Sales of short-term investments                           31,329           0
 Proceeds on sale of surplus property                           0       3,686
 Other                                                          0         562
                                                           ---------   ---------
   Net cash provided by (used in) investing activities     14,280      (4,607)
                                                           ---------   ---------

FINANCING ACTIVITIES:
 Advances on note payable to bank                           2,200      73,400
 Payments on note payable to bank                          (2,200)    (74,100)
 Proceeds from long-term borrowings                         8,950           0
 Payments on long-term borrowings and capital leases         (641)     (5,048)
 Other                                                        220          57
                                                           ---------   ---------
   Net cash provided by (used in) financing activities      8,529      (5,691)
                                                           ---------   ---------
   Increase (decrease) in cash and cash equivalents        17,040      (1,736)
Cash and cash equivalents at beginning of period           20,738       6,591
                                                           ---------   ---------
   Cash and cash equivalents at end of period             $37,778      $4,855
                                                           ---------   ---------
                                                           ---------   ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for -
  Interest                                                 $3,472      $3,925
  Income taxes                                                 $0          $0



             See accompanying notes to consolidated financial statements.

EAGLE HARDWARE & GARDEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------


1. The accompanying unaudited consolidated financial statements do not purport to be full presentations, and do not include all information and disclosures required for fair presentation by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of the Company at May 2, 1997, the consolidated results of operations for the 13-week periods ended May 2, 1997, and April 26, 1996, and consolidated cash flows for the 13-week periods then ended. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, filed with the Securities and Exchange Commission.


2. As of May 2, 1997, the Company had signed agreements to purchase property for three additional store sites at a cost of approximately $9.3 million. Purchase of these sites will be finalized upon successful resolution of various contingencies. In addition, the Company has signed options to lease property
for one future store site.   These leases will be finalized upon successful
resolution of various contingencies.


3. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted by the Company on January 30, 1998. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. Under the new requirements for calculating primary net income per share, the dilutive effect of stock options will be excluded. Implementation of the new requirements will not change primary or fully diluted net income per share for the quarters ended May 2, 1997 and April 26, 1996, respectively.