Form 10-Q
period 1997-08-01
EAGLE HARDWARE & GARDEN INC/WA/
filed 1997-08-29
CIK 883683

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED August 1, 1997
                                   --------------

                                          OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

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

THE REGISTRANT HAD 29,037,106 SHARES OF COMMON STOCK, WITHOUT PAR VALUE, OUTSTANDING AT AUGUST 1, 1997.

                            EAGLE HARDWARE & GARDEN, INC.

                                  INDEX TO FORM 10-Q


                                                                            PAGE

PART I - FINANCIAL INFORMATION..........................................     3

    ITEM 1 -  FINANCIAL STATEMENTS......................................     3

         Consolidated Balance Sheets....................................     9

         Consolidated Statements of Operations..........................    10

         Consolidated Statements of Cash Flows..........................    11

         Notes to Unaudited Consolidated Financial Statements...........    12


    ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS.............................................     3


PART II - OTHER INFORMATION.............................................     7

    ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS..........................................     7

    ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K..........................     7

         Exhibit 11.1 - Computation of Net Income Per Share.............    13

PART I - FINANCIAL INFORMATION:


ITEM 1 - FINANCIAL STATEMENTS -

    Eagle Hardware & Garden, Inc.'s (the "Company") unaudited consolidated balance sheet as of August 1, 1997, audited consolidated balance sheet as of January 31, 1997, unaudited statements of operations for the 13- and 26-week periods ended August 1, 1997, and July 26, 1996, and unaudited consolidated statements of cash flows for the 26-week periods then ended are attached. Notes to the unaudited consolidated financial statements are also attached.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

    It is suggested that this discussion be read in conjunction with the "Management's Discussion and Analysis" included in the Company's 1996 Annual Report to Shareholders, which has previously been filed with the Securities and Exchange Commission.

    The results of operations for the 13- and 26-week periods ended August 1, 1997, are not necessarily indicative of the results to be expected for the full fiscal year. The Company expects that its gross margin percentage will generally be lower in the second and third quarters of each fiscal year when sales of lower margin products are greater. The Company also expects that, in general, individual stores will experience lower net sales and operating income and that cash flow from operations will be lower in the fourth quarter of the fiscal year than in any of the other quarters, due primarily to the effect of winter weather on home improvement projects and the lack of significant sales of lawn and garden products during this period. In addition, unusual weather conditions could have a material adverse effect on seasonal sales.

    "Store Weeks in Period" represents the aggregate number of full weeks in which stores were open during the reporting period. There were 390 store weeks of operations during the second quarter of fiscal 1997, an increase of 25% compared to the 312 store weeks during the comparable prior year period. For the 26 weeks ended August 1, 1997, total store weeks increased 23% from 624 in 1996 to 765 in 1997.

    RESULTS OF OPERATIONS -

    (a)  COMPARISON OF THE 13 WEEKS ENDED AUGUST 1, 1997, AND JULY 26, 1996.

    NET INCOME. Net income for the second quarter of fiscal 1997 was $13.0 million, or $0.41 per share, fully diluted, compared to $8.1 million, or $0.32 per share, during the second quarter of fiscal 1996. The Company's 6.25% convertible subordinated debentures were dilutive during the second quarter of fiscal 1997 and fiscal 1996 (see Exhibit 11.1). Primary net income per share for the quarter ended August 1, 1997 was $0.44. The 61% increase in net income was due to the factors discussed below.

    Weighted average common and common equivalent shares outstanding increased 26% from 23,359,000 shares in the second quarter of fiscal 1996 to 29,424,000 shares in the second quarter of fiscal 1997. The primary reason for this increase was the issuance of 5,750,000 shares of Common Stock in the Company's September 1996 stock offering.

    NET SALES. Net sales for the second quarter of fiscal 1997 increased 33% over the comparable prior year period. This increase was due to a 25% increase in store weeks of operations during the quarter and a 12% increase in same store sales for the period. Same store sales also increased 12% during the second quarter of fiscal 1996. Same store sales in the second quarter of fiscal 1997 increased primarily as a result of an 11% increase in the number of transactions. The increase in the number of customer transactions was due to several factors, including continued favorable economic conditions in most of the Company's markets and the liquidation and subsequent closure of a primary competitor, Ernst Home Center Inc., in the second half of fiscal 1996.

    GROSS MARGIN. The Company's gross margin, in dollars, increased 34% over the second quarter of fiscal 1996. As a percentage of net sales, gross margin was 28.1% in the second quarter of fiscal 1997 versus 27.9% in the comparable prior period. Gross margin as a percentage of sales improved primarily as a result of reductions in realized inventory shrinkage and continued buying efficiencies that were partially offset by competitive pricing pressures in the Puget Sound market.

    OPERATING EXPENSES. Operating expenses as a percentage of net sales decreased from 20.8% in the second quarter of fiscal 1996 to 20.3% in the second quarter of fiscal 1997. Increases in store wages as a percentage of sales were more than offset by decreases in other operating expenses as a percentage of sales, including advertising, insurance, rent and corporate overhead. Store wages increased as a result of higher staffing levels in stores to support increased customer traffic.

    OPERATING INCOME. For the reasons explained above, operating income increased 47% in the second quarter of fiscal 1997 over the second quarter of fiscal 1996. Expressed as a percentage of net sales, operating income improved from 7.1% in the second quarter of fiscal 1996 to 7.9% in the second quarter of fiscal 1997.

    INTEREST EXPENSE. Net interest expense during the second quarter of fiscal 1997 was $1.5 million, compared to $2.2 million during the comparable prior year period. This decrease resulted primarily from the use of proceeds from the Company's September 1996 stock offering for repayment of bank borrowings and for investment. Interest on the Company's convertible subordinated debentures, which represents the primary source of interest expense, was comparable between the current and prior year. During both quarters, interest incurred was partially offset by interest capitalized on construction projects.

    INCOME TAXES. The effective tax rate for both the second quarter of fiscal 1997 and fiscal 1996 was 36.5%. The second quarter effective tax rate for 1997 was lower than the combined federal and state statutory tax rates that the Company expects to pay under normal circumstances because a portion of the Company's net proceeds from the September 1996 stock offering was invested in tax-exempt securities.

    (b)  COMPARISON OF THE 26 WEEKS ENDED AUGUST 1, 1997, AND JULY 26, 1996.

    NET INCOME. Net income for the first 26 weeks of fiscal 1997 was $17.6 million, or $0.57 per share, fully diluted, compared to $11.0 million, or $0.46 per share, during the first 26 weeks of fiscal 1996. The Company's 6.25% convertible subordinated debentures were dilutive during the second quarters of fiscal 1997 and fiscal 1996 (see Exhibit 11.1). Primary net income per share for the 26 weeks ended August 1, 1997 was $0.60. The 59% increase in net income was due to the factors discussed below.

    Weighted average common and common equivalent shares outstanding increased 26% from 23,298,000 shares in the first 26 weeks of fiscal 1996 to 29,378,000 shares in the first 26 weeks of fiscal 1997. The primary reason for this increase was the issuance of 5,750,000 shares of Common Stock in the Company's September 1996 stock offering.

    NET SALES. Net sales for the first 26 weeks of fiscal 1997 increased 35% over the comparable prior year period. This increase in net sales over the prior 26-week period was due primarily to a 23% increase in store weeks of operations and a 14% increase in same store sales for the period. Same store sales increased 7% during the first 26 weeks of fiscal 1996. Same store sales in the first 26 weeks of fiscal 1997 increased primarily as a result of a 14% increase in the number of transactions. The increase in the number of customer transactions was due to several factors, including continued favorable economic conditions in most of the Company's markets and the liquidation and subsequent closure of a primary competitor, Ernst Home Center Inc., in the second half of fiscal 1996.

    GROSS MARGIN. The Company's gross margin, in dollars, increased 36% over the first 26 weeks of fiscal 1996. As a percentage of net sales, gross margin was 28.2% in the first 26 weeks of fiscal 1997 versus 28.0% in the comparable prior period. Gross margin as a percentage of sales improved primarily as a result of reductions in realized inventory shrinkage and continued buying efficiencies that were partially offset by competitive pricing pressures in the Puget Sound market.

    OPERATING EXPENSES. Operating expenses as a percentage of net sales decreased from 22.1% in the first 26 weeks of fiscal 1996 to 21.7% in the first 26 weeks of fiscal 1997. Increases in store wages as a percentage of sales were more than offset by decreases in other operating expenses as a percentage of sales, including advertising, insurance, rent and corporate overhead. Store wages increased as a result of higher staffing levels in place to support increased customer traffic.

    PREOPENING EXPENSES. Preopening expenses were 0.4% of sales in the first 26 weeks of fiscal 1997, when the Company opened three stores. In the comparable prior year period, there were no preopening expenses.

    OPERATING INCOME. For the reasons explained above, operating income increased 40% in the respective 26-week periods. Expressed as a percentage of net sales, operating income improved from 5.9% in the first 26 weeks of fiscal 1996 to 6.1% in the comparable current year period.

    INTEREST EXPENSE. Net interest expense during the first 26 weeks of fiscal 1997 was $3.0 million, compared to $4.6 million during the comparable prior year period. This decrease resulted primarily from the use of proceeds from the Company's September 1996 stock offering for repayment of bank borrowings and for investment. Interest on the Company's convertible subordinated debentures, which represents the primary source of interest expense, was comparable between the current and prior year. During both periods, interest incurred was partially offset by interest capitalized on construction projects.

    INCOME TAXES. The effective tax rate for the first 26 weeks of fiscal 1997 and fiscal 1996 was 36.5%. The effective tax rate for the first 26 weeks of fiscal 1997 was lower than the combined federal and state statutory rates that the Company expects to pay under normal circumstances because a portion of the Company's net proceeds from the September 1996 stock offering was invested in tax-exempt securities.


    LIQUIDITY AND CAPITAL RESOURCES -

    The Company did not open any stores during the second quarter of fiscal 1997. The Company has signed agreements to purchase four future store sites at a total cost of approximately $16.2 million and a future distribution center at a total cost (including land) of approximately $26.5 million. In addition, the Company has signed options to lease property for another future store site. The Company currently plans to open two additional stores during fiscal 1997 in Coeur d'Alene, Idaho and La Quinta, California. The Company continues to review additional sites for future expansion, including numerous sites in Southern California.

    The Company's balance sheet at August 1, 1997, reflects a $49.1 million
(9%) increase in total assets since the fiscal year began on February 1. The principal components of this change were an increase of $22.3 million (13%) in inventories, attributed to seasonal inventory fluctuations and the addition of three new stores and an increase of $21.6 million (8%) in net property and equipment, primarily related to the continuing store expansion program. Net income adjusted for noncash items provided $25.9 million during the first 26
weeks of the year to support the Company's expansion.   The increase in total
assets was also accompanied by an increase of $5.8 million in accounts payable and outstanding checks under the Company's integrated cash management program and a $5.1 million increase in accrued liabilities and income taxes payable, all primarily related to the continuing store expansion program. In addition, the Company received $19.0 million in proceeds from mortgages on two owned stores.

    The Company's capital requirements are significantly influenced by its expansion plans and by factors such as real estate costs in the markets which the Company enters, whether that real estate will be purchased or leased and the extent of Company-financed remodeling required when existing buildings are acquired or leased. The Company currently expects to finance its fiscal 1997 expansion program through a combination of current cash, cash generated from operations, bank borrowings under the existing line of credit and proceeds of fixed-term capital asset loans and/or sale-leasebacks of owned properties.

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

PART II - OTHER INFORMATION:


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

    The Company's 1997 Annual Meeting of Shareholders was held on May 29, 1997. Matters voted upon at the meeting and the results of those votes are set forth in the following table.

                           VOTES
              ---------------------------------                      BROKER

MATTER        FOR          AGAINST     WITHHELD       ABSTENSIONS    NON-VOTES
------------------------------------------------------------------------------
Election of
Directors:
 Takata       26,013,439     -         286,914             -              -
 Wight        26,023,581     -         276,772             -              -

Ratification
of Indepen-
dent Public
Accountants
(Ernst &
Young)        26,223,703     11,576       -                65,074         -




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K -

(a) Exhibits filed with this Form 10-Q are as follows:

    10.112D Termination Agreement dated July 18, 1997, for Agreement for Purchase and Sale of Real Property between Northglenn Partners, L.P. and Eagle Hardware & Garden, Inc.
    10.120 Real Estate Purchase and Sale Agreement dated June 18, 1997, between Kent Central, L.L.C. and Eagle Hardware & Garden, Inc.
    10.121 Real Estate Purchase and Sale Agreement dated June 24, 1997, by and between Havana Street Partnership and Frank V. Furstenberg and Eagle Hardware & Garden, Inc.
    10.122 Real Estate Purchase and Sale Agreement dated June 24, 1997, by and between Opus Northwest LLC and Eagle Hardware & Garden, Inc.
    10.123 Promissory Note dated June 30, 1997, by Eagle Hardware & Garden, Inc. to The Northwestern Mutual Life Insurance Company in the principal amount of $10,000,000.
    10.124 Real Estate Purchase and Sale Agreement dated August 4, 1997, by and between Johnson Properties, Inc. and Eagle Hardware & Garden, Inc.
    10.125 Real Estate Purchase and Sale Agreement dated August 11, 1997, by and between Alex Madonna and Phyllis Madonna and Eagle Hardware & Garden, Inc.
    11.1      Statement Regarding Computation of Per Share Earnings.

(b) No reports on Form 8-K were filed during the second quarter of fiscal 1997.

SIGNATURES:


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             EAGLE HARDWARE & GARDEN, INC.
                             -----------------------------
                             Registrant



August 28, 1997              /s/ David J. Heerensperger
---------------              -----------------------------------------------
Date                         David J. Heerensperger
                             Chairman and Chief Executive Officer
                             (Principal Executive Officer)



August 28, 1997              /s/ Richard T. Takata
---------------              -----------------------------------------------
Date                         Richard T. Takata
                             President and Chief Operating Officer


August 28, 1997              /s/ Ronald P. Maccarone
---------------              -----------------------------------------------
Date                         Ronald P. Maccarone
                             Executive Vice-President-Finance and Chief
                             Financial Officer (Principal Financial Officer)

                            EAGLE HARDWARE & GARDEN, INC.

                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                      (UNAUDITED)
                                                       AUGUST 1,  JANUARY 31,
                                                          1997        1997
                                                      ----------  -----------
                                        ASSETS
Current assets:
 Cash and cash equivalents                               $58,189      $20,738
 Short-term investments                                        0       31,330
 Trade and other accounts receivable (less allowance
   for doubtful accounts of $2,199 and $1,891)             4,384        4,213
 Merchandise inventories                                 196,559      174,299
 Prepaid expenses                                          4,483        4,930
 Deferred income taxes                                     2,852        2,559
                                                      ----------  -----------
     Total current assets                                266,467      238,069
                                                      ----------  -----------

Property and equipment, at cost:
 Land and buildings                                      179,766      140,434
 Furniture, fixtures and equipment                       100,486       75,823
 Leasehold improvements                                   47,318       45,730
 Construction in progress                                  8,145       44,960
                                                      ----------  -----------
                                                         335,715      306,947
 Less accumulated depreciation                            36,584       29,454
                                                      ----------  -----------
     Net property and equipment                          299,131      277,493
                                                      ----------  -----------

Preopening costs                                              24        1,468
Other assets                                               2,829        2,355
                                                      ----------  -----------
     Total assets                                       $568,451     $519,385
                                                      ----------  -----------
                                                      ----------  -----------

                          LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Outstanding checks, not cleared by the bank             $13,402       $8,762
 Accounts payable                                         56,450       55,295
 Sales taxes payable                                       7,029        6,029
 Accrued payroll and related expenses                     13,812       13,951
 Other current liabilities                                12,850        8,572
 Current portion of long-term debt                         3,500        2,109
                                                      ----------  -----------
     Total current liabilities                           107,043       94,718
Deferred income taxes                                      9,789        8,314
Other long-term liabilities                                3,227        3,094
Long-term debt                                           124,609      108,416
                                                      ----------  -----------
     Total liabilities                                   244,668      214,542
                                                      ----------  -----------

Commitments and contingencies

Shareholders' equity:
 Common stock, without par value; 50,000 shares
   authorized; 29,037 and 28,890 shares issued and
   outstanding                                           264,595      263,226
 Retained earnings                                        59,188       41,617
                                                      ----------  -----------
     Total shareholders' equity                          323,783      304,843
                                                      ----------  -----------

     Total liabilities & shareholders' equity           $568,451     $519,385
                                                      ----------  -----------
                                                      ----------  -----------


             See accompanying notes to consolidated financial statements.

                            EAGLE HARDWARE & GARDEN, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT STORE WEEK AND PER SHARE DATA)
                                     (UNAUDITED)


                                 13 WEEKS ENDED            26 WEEKS ENDED
                              ----------------------   ----------------------
                              AUGUST 1,     JULY 26,   AUGUST 1,     JULY 26,
                                1997         1996        1997         1996
                              ---------    ---------   ---------    ---------
Store weeks in period           [390]        [312]       [765]        [624]

Net sales                      $278,238     $209,078    $499,345     $370,184
Cost of sales                   199,966      150,739     358,503      266,589
                              ---------    ---------   ---------    ---------
     Gross margin                78,272       58,339     140,842      103,595

Operating expenses               56,388       43,471     108,282       81,765
Preopening expenses                   0            0       2,089            0
                              ---------    ---------   ---------    ---------
     Operating income            21,884       14,868      30,471       21,830

Other income (expense):
 Interest income                    657            5         876            5
 Interest expense                (2,188)      (2,197)     (3,826)      (4,620)
 Other income                        80           16         138          145
                              ---------    ---------   ---------    ---------
     Income before tax           20,433       12,692      27,659       17,360

Income taxes                      7,450        4,627      10,088        6,331
                              ---------    ---------   ---------    ---------
     Net income                 $12,983       $8,065     $17,571      $11,029
                              ---------    ---------   ---------    ---------
                              ---------    ---------   ---------    ---------



Net income per share (see
 Exhibit 11.1 for share
 computations):

     Net income per share,
        primary                   $0.44        $0.35       $0.60        $0.47

     Net income per share,
        fully diluted             $0.41        $0.32       $0.57        $0.46



               See accompanying notes to consolidated financial statements.

                            EAGLE HARDWARE & GARDEN, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)
                                                           26 WEEKS ENDED
                                                      -----------------------
                                                       AUGUST 1,    JULY 26,
                                                         1997         1996
                                                      ----------  -----------
OPERATING ACTIVITIES:
 Net income                                              $17,571      $11,029
                                                      ----------  -----------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                            7,130        5,456
   Net gain on sale of assets                                  0          (47)
   Deferred income taxes                                   1,182         (512)
   Changes in operating assets and liabilities:
    Trade and other accounts receivable                     (171)        (569)
    Merchandise inventories                              (22,260)     (13,202)
    Prepaid expenses                                      (1,436)      (1,702)
    Other assets                                            (474)         785
    Preopening costs                                       1,444         (532)
    Accounts payable and outstanding checks                5,796       16,192
    Income taxes payable                                   4,878        1,893
    Accrued liabilities                                    2,144        6,317
    Other                                                    133          169
                                                      ----------  -----------
                                                          (1,634)      14,248
                                                      ----------  -----------
     Net cash provided by operating activities            15,937       25,277
                                                      ----------  -----------

INVESTING ACTIVITIES:
 Capital expenditures for property and equipment         (28,768)     (37,197)
 Sales of short-term investments                          31,330            0
 Proceeds on sale of surplus property                          0        3,686
 Other                                                         0          583
                                                      ----------  -----------
     Net cash provided by (used in) investing
      activities                                           2,562      (32,928)
                                                      ----------  -----------

FINANCING ACTIVITIES:
 Advances on note payable to bank                          6,700      222,700
 Payments on note payable to bank                         (6,700)    (220,300)
 Proceeds from long-term borrowings                       18,823        9,000
 Payments on long-term borrowings and capital leases      (1,239)      (5,402)
 Other                                                     1,368        1,004
                                                      ----------  -----------
     Net cash provided by financing activities            18,952        7,002
                                                      ----------  -----------
     Increase (decrease) in cash and cash equivalents     37,451         (649)
 Cash and cash equivalents at beginning of period         20,738        6,591
                                                      ----------  -----------
     Cash and cash equivalents at end of period          $58,189       $5,942
                                                      ----------  -----------
                                                      ----------  -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for -
  Interest                                                $4,326       $5,057
  Income taxes                                            $3,508       $4,455


             See accompanying notes to consolidated financial statements.

EAGLE HARDWARE & GARDEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
---------------------------------------------

1. The accompanying unaudited consolidated financial statements do not purport to be full presentations, and do not include all information and disclosures required for fair presentation by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of the Company at August 1, 1997, the consolidated results of operations for the 13-week and 26-week periods ended August 1, 1997, and July 26, 1996, and consolidated cash flows for the 26-week periods then ended. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, filed with the Securities and Exchange Commission.

2. As of August 27, 1997, the Company had completed the purchase of a site for a future store location and had signed agreements to purchase sites for four future store locations at a total cost of approximately $16.2 million. In addition, the Company has signed options to lease property for one future store site. Purchases of these sites and these leases will be finalized upon successful resolution of various contingencies. During the second quarter, the Company also signed an agreement to purchase a future distribution center for a total cost (including land) of approximately $26.5 million.

3. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted by the Company on January 30, 1998. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. Under the new requirements for calculating primary net income per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on primary and fully diluted earnings per share for the second quarters ended August 1, 1997 and July 26, 1996, is not expected to be material.