Form 10-Q
period 1997-10-31
EAGLE HARDWARE & GARDEN INC/WA/
filed 1997-12-04
CIK 883683

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED October 31, 1997
                                   ----------------

                                          OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                            COMMISSION FILE NUMBER 0-19830
                                                   -------

                            Eagle Hardware & Garden, Inc.
                -----------------------------------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              Washington                         91-1465348
              ----------                         ----------
    (STATE OR OTHER JURISDICTION OF    (IRS EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)




                        981 Powell Ave SW   Renton, WA  98055
                       ----------------------------------------
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


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

THE REGISTRANT HAD 29,050,556 SHARES OF COMMON STOCK, WITHOUT PAR VALUE, OUTSTANDING AT OCTOBER 31, 1997.

                            EAGLE HARDWARE & GARDEN, INC.

                                  INDEX TO FORM 10-Q


                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION_____________________________________________  3

    ITEM 1 -  FINANCIAL STATEMENTS________________________________________   3

         Consolidated Balance Sheets______________________________________   9

         Consolidated Statements of Operations____________________________  10

         Consolidated Statements of Cash Flows____________________________  11

         Notes to Unaudited Consolidated Financial Statements_____________  12


    ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS_______________________________________________   3

    ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK __________________________________________   6


PART II - OTHER INFORMATION________________________________________________  7

    ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K____________________________   7

         Exhibit 11.1 - Computation of Net Income Per Share_______________  13

PART I - FINANCIAL INFORMATION:


ITEM 1 - FINANCIAL STATEMENTS -

    Eagle Hardware & Garden, Inc.'s (the "Company") unaudited consolidated balance sheet as of October 31, 1997, audited consolidated balance sheet as of January 31, 1997, unaudited statements of operations for the 13- and 39-week periods ended October 31, 1997, and October 25, 1996, and unaudited consolidated statements of cash flows for the 39-week periods then ended are attached. Notes to the unaudited consolidated financial statements are also attached.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

    It is suggested that this discussion be read in conjunction with the "Management's Discussion and Analysis" included in the Company's 1996 Annual Report to Shareholders, which has previously been filed with the Securities and Exchange Commission.

    The results of operations for the 13- and 39-week periods ended October 31, 1997, are not necessarily indicative of the results to be expected for the full fiscal year. The Company expects that its gross margin percentage will generally be lower in the second and third quarters of each fiscal year when sales of lower margin products are greater. The Company also expects that, in general, individual stores will experience lower net sales and operating income and that cash flow from operations will be lower in the fourth quarter of the fiscal year than in any of the other quarters, due primarily to the effect of winter weather on home improvement projects and the lack of significant sales of lawn and garden products during this period. In addition, unusual weather conditions could have a material adverse effect on seasonal sales.

    "Store Weeks in Period" represents the aggregate number of full weeks in which stores were open during the reporting period. There were 390 store weeks of operations during the third quarter of fiscal 1997, an increase of 21% compared to the 321 store weeks during the comparable prior year period. For the 39 weeks ended October 31, 1997, total store weeks increased 22% from 945 in 1996 to 1,155 in 1997.

    RESULTS OF OPERATIONS -

    (a)  COMPARISON OF THE 13 WEEKS ENDED OCTOBER 31, 1997, AND OCTOBER 25,
1996.

    NET INCOME. Net income for the third quarter of fiscal 1997 was $8.9 million, or $0.29 per share, fully diluted, compared to $7.6 million, or $0.28 per share, fully diluted, during the third quarter of fiscal 1996. The prior year net income included a $2.1 million capital gain on the sale of surplus property. The Company's 6.25% convertible subordinated debentures were dilutive during the third quarter of fiscal 1997 and fiscal 1996 (see Exhibit 11.1). Primary net income per share for the quarter ended October 31, 1997 was $0.30 compared to $0.29 in the prior year. The 17% increase in net income was due to the factors discussed below.

    Weighted average common and common equivalent shares outstanding increased 13% from 26,055,000 shares in the third quarter of fiscal 1996 to 29,416,000 shares in the third quarter of fiscal 1997. The primary reason for this increase was the issuance of 5,750,000 shares of Common Stock in the Company's September 1996 stock offering.

    NET SALES. Net sales for the third quarter of fiscal 1997 increased 26% over the comparable prior year period. This increase was due to a 21% increase in store weeks of operations during the quarter and an 8% increase in same store sales for the period. Same store sales increased 19% during the third quarter of fiscal 1996. Same store sales in the third quarter of fiscal 1997 increased primarily as a result of a 6% increase in the number of customer transactions. The increase in the number of transactions was due to several factors, including favorable economic conditions in most of the Company's markets and continued benefits from the liquidation and subsequent closure of Ernst Home Center Inc. in the second half of fiscal 1996.

    GROSS MARGIN. The Company's gross margin, in dollars, increased 29% over the third quarter of fiscal 1996. As a percentage of net sales, gross margin was 28.3% in the third quarter of fiscal 1997 compared to 27.5% in the prior year. Gross margin as a percentage of sales improved primarily as a result of reductions in realized inventory shrinkage and continued buying efficiencies.

    OPERATING EXPENSES. Operating expenses as a percentage of net sales decreased from 22.3% in the third quarter of fiscal 1996 to 22.1% in the third quarter of fiscal 1997. Additional leverage attributable to the 8% increase in same store sales was the primary factor that led to the decrease in operating expenses as a percentage of sales. Expenses that decreased as a percentage of sales included rent, insurance and corporate overhead. For the quarter, store wages were consistent with the prior year as a percentage of sales.

    OPERATING INCOME. For the reasons explained above, operating income increased 56% in the third quarter of fiscal 1997 over the third quarter of fiscal 1996. Expressed as a percentage of net sales, operating income improved from 4.9% in the third quarter of fiscal 1996 to 6.1% in the third quarter of fiscal 1997.

    INTEREST EXPENSE. Net interest expense during both the third quarter of fiscal 1997 and fiscal 1996 was $1.5 million. Interest on the Company's convertible subordinated debentures, which represents the primary source of interest expense, was comparable between the current and prior year. Interest expense attributable to new mortgages has been offset by interest income on existing cash balances. During both quarters, interest incurred was partially offset by interest capitalized on construction projects.

    INCOME TAXES. The effective tax rate for the third quarter of fiscal 1997 was 36.5% compared to 28.0% for the third quarter of fiscal 1996. The third quarter effective tax rate for 1997 was lower than the combined federal and state statutory tax rates that the Company expects to pay under normal circumstances due to investments in tax-exempt securities. The effective rate in the third quarter of fiscal 1996 was lower than normal due to utilization of a portion of the Company's capital loss carryforward to offset a $2.1 million capital gain.

    (b)  COMPARISON OF THE 39 WEEKS ENDED OCTOBER 31, 1997, AND OCTOBER 25,
1996.

    NET INCOME. Net income for the first 39 weeks of fiscal 1997 was $26.4 million, or $0.85 per share, fully diluted, compared to $18.6 million, or $0.74 per share, fully diluted, during the first 39 weeks of fiscal 1996. The Company's 6.25% convertible subordinated debentures were dilutive during the first 39 weeks of fiscal 1997 and fiscal 1996 (see Exhibit 11.1). Primary net income per share for the 39 weeks ended October 31, 1997 was $0.90 compared to $0.77 in the prior year. The 42% increase in net income was due to the factors discussed below.

    Weighted average common and common equivalent shares outstanding increased 21% from 24,217,000 shares in the first 39 weeks of fiscal 1996 to 29,390,000 shares in the first 39 weeks of fiscal 1997. The primary reason for this increase was the issuance of 5,750,000 shares of Common Stock in the Company's September 1996 stock offering.

    NET SALES. Net sales for the first 39 weeks of fiscal 1997 increased 32% over the comparable prior year period. This increase in net sales over the prior 39-week period was due primarily to a 22% increase in store weeks of operations and a 12% increase in same store sales for the period. Same store sales increased 11% during the first 39 weeks of fiscal 1996. Same store sales in the first 39 weeks of fiscal 1997 increased primarily as a result of an 11% increase in the number of customer transactions. The increase in the number of transactions was due to several factors, including favorable economic conditions in most of the Company's markets and continued benefits from the liquidation and subsequent closure of Ernst Home Center Inc. during the second half of fiscal 1996.

    GROSS MARGIN. The Company's gross margin, in dollars, increased 34% over the first 39 weeks of fiscal 1996. As a percentage of net sales, gross margin was 28.2% in the first 39 weeks of fiscal 1997 compared to 27.8% in the prior year. Gross margin as a percentage of sales improved primarily as a result of reductions in realized inventory shrinkage and continued buying efficiencies.

    OPERATING EXPENSES. Operating expenses as a percentage of net sales decreased from 22.2% in the first 39 weeks of fiscal 1996 to 21.8% in the first 39 weeks of fiscal 1997. Increases in store wages as a percentage of sales were more than offset by decreases in other operating expenses as a percentage of sales, including rent, insurance and corporate overhead. For the first 39 weeks of the fiscal year, store wages increased as a result of higher staffing levels in place to support increased customer traffic.

    PREOPENING EXPENSES. Preopening expenses were 0.3% of sales in the first 39 weeks of fiscal 1997, when the Company opened three stores. In the comparable prior year period, when the Company opened one store, preopening expenses were 0.1% of net sales.

    OPERATING INCOME. For the reasons explained above, operating income increased 45% in the respective 39-week periods. Expressed as a percentage of net sales, operating income improved from 5.6% in the first 39 weeks of fiscal 1996 to 6.1% in the comparable current year period.

    INTEREST EXPENSE. Net interest expense during the first 39 weeks of fiscal 1997 was $4.4 million, compared to $6.1 million during the comparable prior year period. This decrease resulted primarily from the use of proceeds from the Company's September 1996 stock offering for repayment of bank borrowings and for investment. Interest on the Company's convertible subordinated debentures, which represents the primary source of interest expense, was comparable between the current and prior year. During both periods, interest incurred was partially offset by interest capitalized on construction projects.

    INCOME TAXES. The effective tax rate for the first 39 weeks of fiscal 1997 was 36.5% compared to 33.3% in the first 39 weeks of fiscal 1996. The effective tax rate for the first 39 weeks of fiscal 1997 was lower than the combined federal and state statutory rates that the Company expects to pay under normal circumstances because of investments in tax-exempt securities. The effective tax rate for the first 39 weeks of fiscal 1996 was lower than normal due to utilization of a portion of the Company's capital loss carryforward to offset $2.2 million in capital gains.


    LIQUIDITY AND CAPITAL RESOURCES -

    The Company did not open any stores during the third quarter of fiscal
1997. The Company has signed agreements to purchase eight future store sites at a total cost of approximately $41.3 million and a future distribution center at a total cost (including land) of approximately $26.5 million. In addition, the Company has signed options to lease property for another future store site. The Company currently plans to open one additional store during fiscal 1997 in Coeur d'Alene, Idaho and has one store under construction in La Quinta, California which is currently scheduled to open in early fiscal 1998. The Company continues to review additional sites for future expansion, including numerous sites in Southern California.

    The Company's balance sheet at October 31, 1997, reflected an $82.6 million (16%) increase in total assets since the fiscal year began on February 1. The principal components of this change were an increase of $18.8 million (36%) in cash and cash equivalents and short-term investments, $32.3 million (19%) in inventories and $31.9 million (11%) in net property and equipment. The increase in inventories is primarily attributed to the addition of three new stores, higher sales volumes and seasonal inventory fluctuations. The increase in net property and equipment is primarily related to the continuing store expansion program. Net income adjusted for noncash items provided $39.3 million during
the first 39 weeks of the year to support the Company's expansion.   The
increase in total assets was also accompanied by an increase of $9.5 million in accounts payable and outstanding checks under the Company's integrated cash management program and a $2.8 million increase in accrued liabilities and income taxes payable, all primarily related to the continuing store expansion program. In addition, the Company received $44.0 million in proceeds from mortgages on five owned stores.

    The Company's capital requirements are significantly influenced by its expansion plans and by factors such as real estate costs in the markets which the Company enters, whether that real estate will be purchased or leased and the extent of Company-financed remodeling required when existing buildings are acquired or leased. The Company currently expects to finance its fiscal 1997 and fiscal 1998 expansion program through a combination of current cash, cash generated from operations, bank borrowings under the existing line of credit and proceeds of fixed-term capital asset loans and/or sale-leasebacks of owned properties.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -

    Not applicable.

PART II - OTHER INFORMATION:



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K -

(a) Exhibits filed with this Form 10-Q are as follows:

    10.102B  Second Amendment to Amended and Restated Credit Agreement dated as of October 20, 1997, between the Lenders, U.S. Bank of Washington,
             N.A., as Agent and Eagle Hardware & Garden, Inc.
    10.103B  Second Amendment to Real Estate Purchase and Sale Agreement dated
             November 3, 1997, by and between Eagle Hardware & Garden, Inc. and
             Terrace Point Partnership.
    10.118A  Extension Agreement dated August 30, 1997 for Agreement to Lease and Put to Lease, between Tigard-Tualatin School District 23J and
             Eagle Hardware & Garden, Inc.
    10.122A  Termination Letter dated September 22, 1997 from Eagle Hardware &
             Garden, Inc. to Opus Northwest LLC.
    10.126   Purchase Agreement and Joint Escrow Instructions dated October 16,
             1997, by and between Hilton Hotels Corporation and Eagle Hardware &
             Garden, Inc.
    10.127   Promissory Note dated October 17, 1997,  by Eagle Hardware &
             Garden, Inc. to KeyBank National Association in the principal amount of $11,000,000.
    10.127A  Amendment to Promissory Note dated November 1, 1997, by Eagle
             Hardware & Garden, Inc. to KeyBank National Association.
    10.128   Promissory Note dated October 17, 1997,  by Eagle Hardware &
             Garden, Inc. to KeyBank National Association in the principal amount of $8,000,000.
    10.128A  Amendment to Promissory Note dated November 1, 1997, by Eagle
             Hardware & Garden, Inc. to KeyBank National Association.
    10.129   Promissory Note dated October 17, 1997,  by Eagle Hardware &
             Garden, Inc. to KeyBank National Association in the principal amount of $6,000,000.
    10.129A  Amendment to Promissory Note dated November 1, 1997, by Eagle
             Hardware & Garden, Inc. to KeyBank National Association.
    10.130   Real Estate Purchase and Sale Agreement dated October 20, 1997 by and between CFJ Properties and Eagle Hardware & Garden, Inc.
    10.131   Real Estate Purchase and Sale Agreement dated November 12, 1997 by and between Waterman Properties, L.P. and Eagle Hardware &
             Garden, Inc.
    10.132   Real Estate Purchase and Sale Agreement dated November 14, 1997 by and between La Caze Development Company and Eagle Hardware &
             Garden, Inc.
    11.1     Statement Regarding Computation of Per Share Earnings.
    27       Financial Data Schedule

(b) No reports on Form 8-K were filed during the third quarter of fiscal 1997.

SIGNATURES:


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             EAGLE HARDWARE & GARDEN, INC.
                             -----------------------------
                             Registrant



November 28, 1997            /s/ David J. Heerensperger
-----------------            -------------------------------------
Date                         David J. Heerensperger
                             Chairman




November 28, 1997            /s/ Richard T. Takata
-----------------            -------------------------------------
Date                         Richard T. Takata
                             President and Chief Executive Officer
                             (Principal Executive Officer)


November 28, 1997            /s/ Ronald P. Maccarone
-----------------            -------------------------------------
Date                         Ronald P. Maccarone
                             Executive Vice-President-Finance and Chief
                             Financial Officer (Principal Financial Officer)

                            EAGLE HARDWARE & GARDEN, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)


                                                                 (UNAUDITED)
                                                                  OCTOBER 31,    JANUARY 31,
                                                                     1997           1997
                                                                -------------  -------------
                          ASSETS
Current assets:
 Cash and cash equivalents                                         $70,822        $20,738
 Short-term investments                                                  0         31,330
 Trade and other accounts receivable (less allowance
   for doubtful accounts of $2,914 and $1,891)                       4,897          4,213
 Merchandise inventories                                           206,590        174,299
 Prepaid expenses                                                    3,793          4,930
 Deferred income taxes                                               2,689          2,559
                                                                ----------     ----------
     Total current assets                                          288,791        238,069
                                                                ----------     ----------

Property and equipment, at cost:
 Land and buildings                                                184,008        140,434
 Furniture, fixtures and equipment                                 103,543         75,823
 Leasehold improvements                                             48,216         45,730
 Construction in progress                                           12,001         44,960
                                                                ----------     ----------
                                                                   347,768        306,947
 Less accumulated depreciation                                      38,407         29,454
                                                                ----------     ----------
     Net property and equipment                                    309,361        277,493
                                                                ----------     ----------

Preopening costs                                                       718          1,468
Other assets                                                         3,131          2,355
                                                                ----------     ----------
     Total assets                                                 $602,001       $519,385
                                                                ----------     ----------
                                                                ----------     ----------

                     LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Outstanding checks, not cleared by the bank                       $14,097         $8,762
 Accounts payable                                                   59,504         55,295
 Sales taxes payable                                                 6,536          6,029
 Accrued payroll and related expenses                               12,676         13,951
 Other current liabilities                                          10,273          8,572
 Current portion of long-term debt                                   6,071          2,109
                                                                  --------       --------
     Total current liabilities                                     109,157         94,718
Deferred income taxes                                               10,399          8,314
Other long-term liabilities                                          3,206          3,094
Long-term debt                                                     146,426        108,416
                                                                  --------       --------
     Total liabilities                                             269,188        214,542
                                                                  --------       --------

Commitments and contingencies

Shareholders' equity:
 Common stock, without par value; 50,000 shares authorized;
   29,051 and 28,890 shares issued and outstanding                 264,769        263,226
 Retained earnings                                                  68,044         41,617
                                                                  --------       --------
     Total shareholders' equity                                    332,813        304,843
                                                                  --------       --------

     Total liabilities & shareholders' equity                     $602,001       $519,385
                                                                  --------       --------
                                                                  --------       --------

         See accompanying notes to consolidated financial statements.

                            EAGLE HARDWARE & GARDEN, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT STORE WEEK AND PER SHARE DATA)
                                     (UNAUDITED)



                                                       13 WEEKS ENDED                39 WEEKS ENDED
                                               ---------------------------    --------------------------
                                                OCTOBER 31,    OCTOBER 25,    OCTOBER 31,    OCTOBER 25,
                                                   1997           1996           1997           1996
                                               ------------    -----------    -----------    -----------
Store weeks in period                                 [390]          [321]        [1,155]          [945]

Net sales                                          $249,690       $198,731       $749,035       $568,915
Cost of sales                                       179,050        144,071        537,553        410,660
                                               ------------    -----------    -----------    -----------
     Gross margin                                    70,640         54,660        211,482        158,255

Operating expenses                                   55,288         44,334        163,570        126,099
Preopening expenses                                       0            504          2,089            504
                                               ------------    -----------    -----------    -----------
     Operating income                                15,352          9,822         45,823         31,652

Other income (expense):
 Interest income                                        761            340          1,637            346
 Interest expense                                    (2,253)        (1,833)        (6,079)        (6,454)
 Other income                                            76          2,209            214          2,354
                                               ------------    -----------    -----------    -----------
     Income before tax                               13,936         10,538         41,595         27,898

Income taxes                                          5,080          2,947         15,168          9,278
                                               ------------    -----------    -----------    -----------
     Net income                                      $8,856         $7,591        $26,427        $18,620
                                               ------------    -----------    -----------    -----------
                                               ------------    -----------    -----------    -----------

Net income per share (see
 Exhibit 11.1 for share
 computations):

     Net income per share, primary                    $0.30          $0.29          $0.90         $0.77

     Net income per share, fully diluted              $0.29          $0.28          $0.85         $0.74


             See accompanying notes to consolidated financial statements.

                            EAGLE HARDWARE & GARDEN, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                                       39 WEEKS ENDED
                                                                ----------------------------
                                                                OCTOBER 31,    OCTOBER 25,
                                                                   1997           1996
                                                                ----------     ----------
OPERATING ACTIVITIES:
 Net income                                                        $26,427        $18,620
                                                                ----------     ----------
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation                                                     10,933          8,382
   Net gain on sale of assets                                            0         (2,189)
   Deferred income taxes                                             1,956            241
   Changes in operating assets and liabilities:
    Trade and other accounts receivable                               (684)        (1,636)
    Merchandise inventories                                        (32,291)       (23,079)
    Prepaid expenses                                                  (746)          (242)
    Other assets                                                      (776)           693
    Preopening costs                                                   751           (540)
    Accounts payable and outstanding checks                          9,545         21,452
    Income taxes payable                                             3,627         (1,851)
    Accrued liabilities                                               (812)        10,097
    Other                                                              112            249
                                                                ----------     ----------
                                                                    (8,385)        11,577
                                                                ----------     ----------
     Net cash provided by operating activities                      18,042         30,197
                                                                ----------     ----------

INVESTING ACTIVITIES:
 Capital expenditures for property and equipment                   (42,802)       (64,493)
 Sales of short-term investments                                    31,330              0
 Purchases of short-term investments                                     0        (32,035)
 Proceeds on sale of surplus property                                    0          7,422
 Other                                                                   0          1,019
                                                                ----------     ----------
     Net cash used in investing activities                         (11,472)       (88,087)
                                                                ----------     ----------

FINANCING ACTIVITIES:
 Advances on note payable to bank                                    6,700        292,100
 Payments on note payable to bank                                   (6,700)      (326,600)
 Net proceeds of stock offering                                          0        124,855
 Proceeds from long-term borrowings                                 43,950          9,000
 Payments on long-term borrowings and capital leases                (1,978)        (5,634)
 Other                                                               1,542          2,478
                                                                ----------     ----------
     Net cash provided by financing activities                      43,514         96,199
                                                                ----------     ----------
     Increase in cash and cash equivalents                          50,084         38,309
Cash and cash equivalents at beginning of period                    20,738          6,591
                                                                ----------     ----------
     Cash and cash equivalents at end of period                    $70,822        $44,900
                                                                ----------     ----------
                                                                ----------     ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for -
    Interest                                                        $7,755        $10,474
    Income taxes                                                    $9,006         $9,327


              See accompanying notes to consolidated financial statements.

EAGLE HARDWARE & GARDEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


1. The accompanying unaudited consolidated financial statements do not purport to be full presentations, and do not include all information and disclosures required for fair presentation by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of the Company at October 31, 1997, the consolidated results of operations for the 13-week and 39-week periods ended October 31, 1997, and October 25, 1996, and consolidated cash flows for the 39-week periods then ended. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, filed with the Securities and Exchange Commission.

2. As of November 28, 1997, the Company had signed agreements to purchase sites for eight future store locations at a total cost of approximately $41.3 million. In addition, the Company has signed options to lease property for one future store site. Purchases of these sites and these leases will be finalized upon successful resolution of various contingencies. The Company also has signed an agreement to purchase a future distribution center for a total cost (including land) of approximately $26.5 million.

3. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted by the Company on January 30, 1998. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. Under the new requirements for calculating primary net income per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on primary and fully diluted earnings per share for the third quarters ended October 31, 1997 and October 25, 1996, is not expected to be material.