Form 10-K
period 1998-01-31
EAGLE HARDWARE & GARDEN INC/WA/
filed 1998-04-07
CIK 883683

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15[d] OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE FISCAL YEAR ENDED JANUARY 30, 1998
                                         OR
[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15[d] OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER 0-19830

                           EAGLE HARDWARE & GARDEN, INC.
                         ----------------------------------
               (Exact name of registrant as specified in its charter)

                 WASHINGTON                          91-1465348
                ------------                        -------------
     (State or other jurisdiction of    (IRS Employer Identification No.)
     incorporation or organization)

                     981 POWELL AVENUE SW    RENTON, WA  98055
                   ----------------------------------------------
                      (Address of principal executive offices)

                                   (425) 227-5740
                                  ----------------
                (Registrant's telephone number, including area code)

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                        None

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

     TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE ON WHICH REGISTERED
     Common Stock (symbol: "EAGL")                   The Nasdaq Stock Market
     6.25% convertible subordinated
          debentures due 2001 (symbol: "EAGLG")      The Nasdaq Stock Market




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES X   NO _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ( )

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant on April 1, 1998, was $454,715,326. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by nonaffiliates was computed as 25,708,287 shares.

The Registrant had 29,072,106 shares of Common Stock, without par value, outstanding at April 1, 1998.


Total number of pages, including cover page:__ Exhibit Index appears at page __.

     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's 1997 Annual Report to Shareholders are incorporated by reference into Part II; and

(2) Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                             FORWARD-LOOKING STATEMENTS

     Some of the information in this Annual Report, including anticipated store openings, capital requirements and trends in the Company's markets, constitutes forward-looking statements. These statements are subject to a number of risks and uncertainties that might cause actual results to differ materially from stated expectations. These risks include, among others, the highly competitive environment in the retail home improvement industry, the effect of general economic conditions and weather in the Company's markets and the Company's ability to achieve its expansion plans and successfully manage its growth. (See
Item 1 - Business - Risk Factors)


                                        PART I
ITEM 1 - BUSINESS -

GENERAL

     Eagle Hardware & Garden, Inc. ("Eagle Hardware" or the "Company") is a leading operator of customer-friendly home improvement centers in the western United States. Since opening its first store in Spokane, Washington in November 1990, the Company has grown to 32 stores with approximately 4.1 million square feet of selling space. Eagle Hardware stores generated average annual sales per store of $32.5 million in 1997, the second highest in the industry. The Company's stores average approximately 128,000 square feet and feature a product assortment of over 65,000 stock keeping units ("SKUs"), significantly more than the Company's principal competitors, while maintaining an average in-stock position of over 98%. Since its inception, the Company has focused on creating the best home improvement shopping experience for its customers by combining the selection and value associated with traditional warehouse-format home centers with the comfortable atmosphere and service orientation of specialty retailers.

     The Company has differentiated its stores from those of other warehouse home improvement retailers by providing a bright, clean and well-organized customer-friendly shopping environment and by offering "More of Everything-Registered Trademark-," with one of the broadest and deepest selections of brand name home improvement products available in the United States. Through its highly trained sales associates, including Eagle Experts-TM-and Eagle Service Specialists-TM-, the Company provides exceptional customer service to both its target do-it-yourself customers, as well as professional contractors. The Company believes the successful implementation of its business strategy has made Eagle Hardware a more appealing destination for home improvement shoppers, including female customers, who favor the customer-oriented shopping environment of the Company's stores over the often confusing atmosphere of traditional warehouse-format home centers.

INDUSTRY OVERVIEW

     According to industry publications, the do-it-yourself home improvement industry in the United States generated aggregate revenues of approximately $142.5 billion in 1997. Over the last 10 years, the industry has undergone significant changes, with the warehouse-format home center retailers gaining significant market share in a number of markets in the United States relative to traditional home center, hardware and lumber yard operators, by offering lower prices and taking advantage of economies created by larger sales volumes. Although the home improvement industry remains fragmented, it has experienced increasing consolidation during recent years, with the sales of the five largest operators representing over 30% of the estimated overall market in 1997 as compared to 15% of the overall market in 1991. The Company believes this trend will continue, and that opportunities exist for service-oriented home improvement retailers to benefit from this continuing consolidation.

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

     "MORE OF EVERYTHING -Registered Trademark-" MERCHANDISING PHILOSOPHY Eagle Hardware offers one of the broadest and deepest selections of virtually every category of home improvement merchandise in the United States, providing one-stop shopping for its target do-it-yourself customers as well as professional contractors. In addition to serving the major project needs of its customers, the Company also targets "fix-it" repair and maintenance customers. The Company's home centers average approximately 128,000 square feet (excluding storage and exterior garden square footage) of retail floor space and the product selection of each Eagle Hardware home center consists of over 65,000 SKUs, considerably more than most hardware and home improvement stores. The Company's home centers also carry significantly more SKUs than its principal competitors, while maintaining an average in-stock position of over 98%.

     EXCEPTIONAL SERVICE To further enhance the Eagle Hardware shopping experience, the Company is committed to providing outstanding customer service. To best serve the needs of its do-it-yourself and professional customers, all Eagle Hardware associates are trained to provide the in-depth product knowledge and high levels of service typically associated with specialty stores. To support this level of service, the Company has developed and implemented a comprehensive training program, administered by each store's training director, which includes weekly training sessions for all associates focusing on service, selling and product knowledge. Through independent study and testing on product knowledge, these associates can achieve Eagle Expert-TM- certification and qualify for higher compensation. To complement the Company's commitment to customer service, each Eagle Hardware store has two Eagle Service Specialists-TM- who work directly with customers to furnish unique and personalized solutions for special orders, installation, major projects and other requests. In 1998, the Company plans to introduce the Eagle "PRO" training program. Employees participating in the "PRO" training will receive additional training in operational skills, selling skills and product knowledge beyond the basic training that all store associates receive. In addition, in its effort to be the "Nordstrom" of the home improvement industry in terms of customer service, the Company maintains a "no-hassle" return policy to make it easy for customers to return or exchange products.

     CONVENIENT LOCATIONS Recognizing the importance of convenience in the customer's decision-making process, the Company places a priority on developing new stores in locations that maximize convenience and accessibility. Management's home improvement industry experience in the western United States has enabled the Company to develop an in-depth understanding of its existing and targeted new markets, which the Company believes has allowed it to identify and secure favorable sites for new stores. The Company typically locates its stores near major freeways or thoroughfares to provide convenient access and greater visibility.

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

     CLUSTER STORES IN METROPOLITAN MARKETS To provide more convenient access to its stores, expand its total market share and achieve economies of scale, the Company's strategy is to continue clustering stores in its existing metropolitan markets, such as Seattle, Salt Lake City and Denver, and enter additional metropolitan markets in the western United States. The Company believes this strategy has enabled it to achieve the largest market share in the greater Seattle area. Consistent with this strategy, the Company currently plans to open additional stores in the greater Seattle and Denver markets in fiscal 1998. Future markets in which the Company plans to apply its clustering strategy include the Portland, Oregon market and several California markets.

     OPEN HOME CENTERS IN SINGLE-STORE MARKETS The second element of the Company's strategy is to open home centers in single-store markets. The Company believes that these markets typically have less competition from other home centers, provide lower operating costs, such as rent and advertising, and represent numerous expansion opportunities. The Company currently operates home centers in single-store markets such as Kennewick and Yakima, Washington, Medford, Oregon and Billings, Montana. The Company believes that there are numerous single-store market opportunities in the western United States, including certain smaller markets in California. To augment this expansion strategy in certain single-store markets, the Company utilizes a store prototype described further under "Store Design."

     In choosing specific sites within a market, the Company takes into account numerous factors, including local demographics and consumer spending patterns, the average age of the homes in the area, traffic patterns, the location of competitors and overall retail activity. The following table shows the location, anticipated opening, size and status of each of the Company's currently planned store openings for fiscal 1998:



  STORE LOCATION                      ANTICIPATED OPENING                    SELLING SQUARE FEET         SITE STATUS
--------------------                  -------------------                    -------------------         -----------
  GREATER SEATTLE:
      Smokey Point, Washington        Third Fiscal Quarter 1998              168,732 (1)                 Under Contract
  GREATER DENVER:
      Aurora, Colorado                Fourth Fiscal Quarter 1998             125,100                     Under Contract
  MARKETS IN SOUTHERN CALIFORNIA:
    Westminster, California           Fourth Fiscal Quarter 1998             113,100                     Under Contract
    Chino Hills, California           Fourth Fiscal Quarter 1998             124,698                     Under Contract
  SINGLE-STORE MARKETS:
    La Quinta, California             Opened February 26, 1998               164,755 (2)                 Open
    Sparks, Nevada                    Third Fiscal Quarter 1998              177,060 (3)                 Under Contract
    Reno, Nevada                      Fourth Fiscal Quarter 1998             175,120 (1)                 Under Contract

------------------




(1) Includes an attached drive-through lumber and building materials yard consisting of 57,350 square feet.
(2) Includes an attached drive-through lumber and building materials yard consisting of 55,905 square feet.
(3) Includes an attached drive-through lumber and building materials yard consisting of 60,900 square feet.



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

     The Company has augmented its expansion strategy by opening some new stores utilizing a prototype designed for certain single-store markets. This prototype consists of a main store of approximately 95,000 square feet and includes certain features intended to cater to the unique needs of do-it-yourself and professional customers in small markets, including an attached drive-through lumber and building materials yard of approximately 60,000 square feet. Further, the prototype offers the professional customer a wider range of products and services, including a contractor's office with phone and fax ordering capabilities, in addition to job site delivery. As with the larger Eagle

Hardware stores, this prototype offers "More of Everything-Registered Trademark-" with a product assortment of over 65,000 SKUs. The Company has opened four stores utilizing this prototype.


MERCHANDISING

PRODUCT SELECTION AND DISPLAY Through its broad merchandising selection, Eagle Hardware seeks to offer "More of Everything-Registered Trademark-" to its customers and create a one-stop shopping environment where do-it-yourself customers and professional contractors can purchase all necessary items in a highly efficient manner. The Company's merchandise selection is broad enough to allow both do-it-yourself customers and professional contractors to purchase virtually every item needed to build an entire house, including many items not generally carried by competitors. The Company believes that its SKU count of over 65,000 items is broader than its primary warehouse home center competitors. The Company's home centers also maintain an average in-stock position of over 98%.

     The major departments in each Eagle Hardware home center are plumbing, electrical and lighting; lumber and building materials; paint and decor; tools and hardware; and lawn and garden supplies. The Company's percentages of net sales by product categories have been fairly stable over time. The following table sets forth the Company's percentage of net sales by product categories for fiscal 1997:


          CATEGORIES                                      PERCENT
          ----------                                      --------
          Plumbing, electrical and lighting______________    24%
          Lumber and building materials__________________    26
          Paint and decor________________________________    18
          Tools and hardware_____________________________    16
          Lawn and garden supplies_______________________    16
                                                           ------
               Total net sales___________________________   100%
                                                           ------


     The number of items described below may vary slightly from store to store based on local market characteristics.

     EAGLE HARDWARE'S DESIGN CENTER is the focal point of the central core of each of the Company's home centers. The central core features different kitchen and bathroom displays, approximately 27 styles of kitchen cabinets, brand name appliances such as G.E., Jenn-Air, Kitchen Aid, Maytag, Panasonic and Whirlpool and a large selection of bathroom fixtures. Many of the kitchen and bath displays are arranged in fully accessorized real-life settings. A wide assortment of countertops, wallpaper, floor coverings and window treatments is also offered. Eagle Hardware's design coordinators, using specially programmed computers, color coordination boards and a variety of free literature, work with customers to conceptualize and plan virtually any home decorating project. The Design Center is supported and complemented by the surrounding departments, which are designed in part to provide customers with one-stop shopping to implement projects conceived in the Design Center.

     EAGLE HARDWARE'S PAINT AND DECOR DEPARTMENT carries a wide variety of indoor and outdoor paints and stains. A computerized color matching service helps customers analyze and select paint and stain colors more easily. The Company's paint inventory includes competitively priced private label paints as well as high-quality, brand name products. In addition to its large selection of paints, stains and accessories, this department also carries a full line of window coverings, carpet and other floor coverings, ceramic tiles, mirrors and approximately 600 different wallpaper patterns and borders in stock. There is also an extensive offering of wallpaper available by special order. The department also stocks over 600 SKUs of closet and storage materials and accessories.

     EAGLE HARDWARE'S PLUMBING DEPARTMENT carries over 275 brand name faucets, valves and shower heads, from manufacturers such as Delta, Moen and Price Pfister, as well as imports from Europe, such as Grohe, which are not generally carried by other home centers. Hundreds of other models, including those from Kohler and Chicago Faucet, are available through special order. This department stocks lines from three major domestic manufacturers of plumbing fixtures, including Kohler, American Standard and Briggs and offers Jacuzzi bath tubs and showers. Eagle

Hardware carries full lines of plastic, galvanized and copper pipe products, ranging from one eighth-inch to six-inch diameters. This department also stocks over 1,320 different gaskets, stems and miscellaneous parts for faucets and valves, and is equipped to custom cut and thread steel pipe for customers, from one half-inch diameter to four-inch diameter.

     EAGLE HARDWARE'S TOOLS AND HARDWARE DEPARTMENT not only carries major brands of do-it-yourself tools and accessories, but also a wide selection of commercial tools for contractors. As an example of the breadth of selection in this department, the Company stocks more than 120 types of hammers, over 2,400 different power tool accessories and more than 120 different circular saw blades. The Company also carries a wide range of contractors' tools such as generators, concrete saws, tile and brick saws, table saws, drill presses, welding equipment, pressure washers, air tools and compressors. The Company stocks a variety of brand name power tools, including Black & Decker, Delta, DeWalt, Hitachi, Homelite, MK Diamond, Makita, Milwaukee, Porter Cable, Ryobi, Senco, Skil, Stanley Bostitch and Wen. Many harder-to-find specialty tools are also offered. This department features over 3,700 innovative "flip bins" filled with hardware items that are not typically offered by the Company's competitors, from plastic tips for chair legs to bumpers, crown corks, corrugated fasteners and metric fasteners. The fastener selection ranges from common nuts and bolts to industrial grade 150,000-pound tensile strength fasteners. The Company carries over 85 varieties of chain, more than 180 types of rope and over 350 types of hinges, as well as hard-to-find items such as horseshoes and industrial hose sold by the foot.

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

     EAGLE HARDWARE'S LIGHTING DEPARTMENT displays more lighting fixtures than any other major home center in the United States of which the Company is aware. This department features over 1,600 different styles of lighting fixtures, priced from under $10 to over $2,500, more than 450 kinds of lamp parts, over 120 styles of lamp shades and over 150 types of replacement glass for light fixtures.

     EAGLE HARDWARE'S LAWN AND GARDEN DEPARTMENT carries a broad selection of hand and power gardening and lawn tools, as well as a wide variety of brand name fertilizers and other chemicals. The lawn and garden department also carries a broad range of seasonal nursery plants, shrubs and trees, as well as patio furniture and barbecues. The Company carries a full line of lawn and garden supplies and products including such brand names as Ames Tools, Black & Decker, John Deere, Murray, Ortho, Scotts, Toro and Weedeater. To build the plant section of the Company's lawn and garden department into a year-round business, most stores have an indoor plant trellis and display area ranging in size from approximately 1,200 to 1,500 square feet. In certain markets, covered outdoor greenhouses have been added to further establish the lawn and garden department as a year-round business. The Company carries a large inventory of live indoor plants, supplemented by a full line of silk flowers and greenery.

     EAGLE HARDWARE'S LUMBER AND BUILDING MATERIALS DEPARTMENT carries a full line of windows and doors, including wood, aluminum and vinyl windows and exterior and interior doors from Bend Door, Doorcraft, Nord Door, Challenge Steel Doors, Jeld-Wen Corporation and Summit Window. On a special order basis, Eagle Hardware offers the Pro-Line, Designer and Architectural Series of wood windows from Pella. This department stocks lumber up to 16 feet in length and from two to 12 inches in width, 450 types of decorative moldings, a full line of Armstrong ceiling tile, a wide variety of plywood, particle board, metal fencing and roofing materials, including roll, three-tab, metal and fiberglass, a large selection of roof coatings and a complete selection of cement, paver and block products. The department also stocks over 60 kinds of ladders.

PRICING Eagle Hardware emphasizes its policy of maintaining everyday low prices on products carried by competitors and does not generally engage in promotional advertising that emphasizes sale pricing. The Company has a low price guarantee that it advertises in all of its markets. The Company benefits from higher margins on hard-to-find merchandise and on products not carried by its competitors. Although Eagle Hardware's goal is to be perceived as very price competitive by its customers, the Company believes that enabling customers to purchase all of the items needed for a particular project at one place is more important than offering the lowest price on any single item.

MARKETING The Company's marketing programs are designed to create an awareness of Eagle Hardware's comprehensive selection of brand name merchandise, superior customer service and everyday low prices. The Company's marketing department develops all aspects of the Company's advertising, marketing and promotional programs. The Company's primary advertising vehicle in each of its markets consists of four-color newspaper inserts designed by the Company's in-house graphics department. The Company also utilizes television and limited radio and billboard advertising.

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

PROJECT SERVICE CENTER To assist do-it-yourself customers and professional contractors, Eagle Experts-TM- and other specially trained personnel are available at the Project Service Center, located in the lumber and building materials department, to assist in designing and planning projects, and to help select the appropriate materials. Free estimates for customer projects are prepared at the Project Service Center.

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


EMPLOYEE TRAINING AND COMPENSATION

     Eagle Hardware strives to develop the technical and interpersonal skills of its store personnel to ensure that customers consistently receive knowledgeable and courteous assistance. The Company provides extensive training for its entry level store personnel through a comprehensive in-house training program that combines on-the-job training with formal seminars and meetings. On an ongoing basis, store personnel attend frequent in-house training sessions conducted by the Company's training staff or by manufacturers' representatives, and receive sales, product and other information in frequent manager meetings. Through independent study and testing of product knowledge, sales associates can achieve Eagle Expert-TM- certification and qualify for higher compensation. Starting in 1998, participants in the new Eagle "PRO" training program will receive additional training in operational skills, selling skills and product knowledge beyond the basic training that all store associates receive.

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

     As part of its commitment to exceptional customer service, Eagle Hardware strives to attract experienced and qualified personnel by paying competitive wages in each of its markets. The Company expects that certain of its store managers will receive total compensation of over $125,000 in the current fiscal year, which the Company believes is more than the compensation received by store managers for many other home center chains. Most of Eagle Hardware's store personnel are paid on an hourly basis. Store managers and assistant managers are paid bonuses based on certain criteria, including customer service, sales, gross margin, store profitability and inventory levels. Corporate buyers are paid bonuses based on the attainment of certain sales and gross margin goals. Certain other corporate management personnel are paid bonuses based on total Company pretax income. The Company believes that its bonus plan is both unique in its industry and highly motivational, in part because store manager bonuses can equal up to 100% of base compensation.

     In addition to competitive wages, Eagle Hardware offers its employees a comprehensive benefits program. Full-time employees are eligible to participate in an Employee Stock Ownership Plan ("ESOP") after 24 months of service. Under the ESOP, an employee may be credited with a maximum annual contribution of 10% of annual salary up to a maximum contribution of $3,500. Funds credited to individual accounts in the ESOP will be invested primarily in the Common Stock of the Company. The Company also maintains a 401(k) retirement savings plan and is in the process of implementing an Employee Stock Purchase Plan ("ESPP").

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

     Approximately 80% of the merchandise purchased by the Company is shipped by the vendors directly to its stores. In order to help maintain a high in-stock position and to improve inventory management and distribution efficiencies as the number of its stores increases, the Company operates a 214,000 square foot warehouse and distribution facility in the Puget Sound area. This facility is used for stocking and distributing merchandise purchased overseas and from certain domestic vendors, for cross-docking merchandise transferred between stores and for the consolidation of freight for the Alaska and Hawaii stores. The distribution center ships merchandise to most of the Company's stores at least weekly using a combination of Company-owned equipment and common carriers. In addition to its primary warehouse and distribution facility, as of January 30, 1998, the Company also leased additional warehouse space totaling approximately 150,000 square feet. The Company is currently under contract for a new 600,000 square foot warehouse/distribution center in the Puget Sound area that is under construction. The Company plans to move into this facility by the end of fiscal 1998 and consolidate all of its existing warehouse operations in this facility.


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

The Company also continually evaluates the adequacy of its management information systems, including its inventory control and distribution systems, and in the future will need to upgrade or reconfigure its management information systems to support its planned expansion.


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

     Ernst Home Center ("Ernst"), formerly a primary competitor in the greater Seattle area, Salt Lake City and certain smaller markets, filed for Chapter 11 bankruptcy protection in July 1996 and subsequently obtained approval from the court in November 1996 to conduct a Chapter 7 orderly liquidation of assets.
For a period of time prior to its bankruptcy, the Company operated 21 stores in markets with Ernst stores. Liquidation of the Ernst stores was completed in the Company's fourth quarter of fiscal 1996.

     Twelve of the Company's 32 existing stores are located in the greater Seattle metropolitan market. Eagle Hardware's principal competitors in this market are Home Depot, Fred Meyer and HomeBase. Home Depot, a warehouse-format home center with over 600 stores in the United States, currently operates eleven stores in the Seattle metropolitan market. Two of these stores are located next to existing Eagle Hardware stores. The Company's gross margin and operating income are generally lower for stores located in markets where Home Depot also operates stores.

     Four of the Company's existing stores are located in the Salt Lake City metropolitan market. The Company's principal competitors in this market are Home Depot, Fred Meyer and HomeBase. Home Depot operates three stores in the Salt Lake City market. Three of the Company's existing stores are located in the Denver metropolitan market and the Company intends to open additional stores in this market. The Company's principal competitors in the Denver market are Home Depot, Builders' Square, HomeBase and Hugh M. Woods (a unit of Payless Cashways).

     Thirteen of the Company's existing stores are located in smaller markets. Historically, the Company's principal competitors in these markets have included Fred Meyer and HomeBase, as well as traditional hardware, plumbing, electrical and home supply retailers. During 1997, Home Depot opened stores in Pueblo, Colorado and Spokane, Washington. Home Depot is currently constructing a store in Anchorage, Alaska, next to an existing Eagle Hardware store. This Home Depot is expected to open in the spring of 1998. According to published reports, Home Depot is pursuing sites in Billings, Montana, Coeur d'Alene, Idaho and Honolulu, Hawaii, as well as a second site in Spokane, Washington. The Company's ability to expand into and operate profitably in new markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse-format home centers.


EMPLOYEES

     Each Eagle Hardware home center employs approximately 120 to 250 full- and part-time personnel, depending on the sales volume of the store and the time of the year. Store management includes the store manager, a store manager-in-training, four to five assistant store managers, department managers and sales supervisors. As of January 30, 1998, the Company employed approximately 5,600 persons, of whom approximately 210 were in corporate administration. Of these 5,600 persons, approximately 87% were full-time employees. Eagle Hardware is not a party to any collective bargaining agreements and is not aware of any efforts to unionize its employees. The Company considers its relations with its employees to be good.

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


RISK FACTORS


     COMPETITION The home improvement, hardware and garden businesses are all highly competitive. The Company competes against traditional hardware, plumbing, electrical and home supply retailers, as well as warehouse-format and discount retail stores and catalog companies. Twenty-two of the Company's 32 stores compete in markets where Home Depot, a warehouse-format home center with over 600 stores in the United States, also operates stores. Four of these stores are located next to existing Eagle Hardware stores. The Company's gross margin and operating income are generally lower for stores located in markets where Home Depot also operates stores. The Company also currently competes against a number of other companies in the western United States, including Fred Meyer, HomeBase, Builders' Square and Hugh M. Woods (a unit of Payless Cashways). Many of the Company's competitors have substantially greater resources than the Company. In addition, there has been increasing consolidation within the home improvement industry, which may provide certain entities with even stronger competitive advantages over the Company. Moreover, the Company's ability to expand into and operate profitably in new markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse-format home centers.

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

     EXPANSION PLANS The Company opened its first store in November 1990 and currently operates 32 home improvement centers, averaging 128,000 square feet (excluding storage and exterior garden square footage). The Company's expansion strategy is to cluster multiple home centers in metropolitan areas such as Seattle, Salt Lake City and Denver, and to open single home centers in small markets. In the Company's experience, the opening of additional Eagle Hardware stores in existing markets tends to negatively impact same store sales at existing stores. The Company expects this trend, commonly referred to as "sales cannibalization," to continue as a result of its planned expansion program. Further, the Company's ability to successfully execute its expansion strategy will depend, in large part, on its ability to obtain suitable store sites at acceptable prices, particularly sites meeting the large space requirements of Eagle Hardware stores. In addition, the Company has encountered, and may continue to encounter, substantial delays, increased expenses or loss of potential sites due to the complexities associated with the regulatory and permitting process in markets in which the Company intends to locate its stores. There can be no assurance that the Company will be able to open the planned number of new stores according to its store opening schedule; failure to do so could have a material adverse effect on the Company's business, financial condition and operating results.

     The Company augmented its expansion strategy to include a store prototype designed for selected single-store small markets. This prototype consists of a main store of approximately 95,000 square feet and includes certain features intended to cater to the unique needs of do-it-yourself and professional customers in small markets, including an attached drive-through lumber and building materials yard of approximately 60,000 square feet. The Company is utilizing this prototype in Wenatchee, Washington, Pueblo, Colorado, Kahului
(Maui), Hawaii and La Quinta, California. Although the Company has operated stores in small markets for a number of years, the first Eagle Hardware store based on this new prototype was opened in August 1996; therefore, the Company's experience with the new prototype is limited. The Company anticipates that average annual sales levels achieved by stores located in small markets will be lower than those obtained by stores operated in large metropolitan markets. In addition, there can be no assurance that the Company's future stores, including those based on this new prototype, will achieve anticipated sales and gross margin levels or that they will prove to be profitable. Should any new store be unprofitable or should any existing store experience a decline in profitability, the effect on the Company's results of operations could be more significant than would be the case with a larger company.

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

     The Company has signed agreements to purchase the land or lease the ground for 13 additional stores scheduled to open during fiscal 1998 or 1999. As a result, the Company will be required to finance the construction of the new store buildings on these sites, and will incur significant inventory and capital expenditures and preopening costs. The Company believes that its current cash and short-term investments, cash generated from operations, in combination with anticipated bank borrowings under the existing line of credit and the proceeds of fixed-term capital asset loans and/or sale-leaseback transactions, will be sufficient to satisfy its anticipated working capital, capital expenditure, interest and debt service requirements through fiscal 1998. However, at times in the past the Company has exceeded its capital expenditure budget substantially as a result of project delays, construction cost overruns and other factors, and the Company may be required to seek additional sources of funds for its planned expansion. There can be no assurance that such funds will be available on satisfactory terms. Failure to obtain such financing could delay or prevent the Company's planned expansion, which could adversely affect the Company's business, financial condition and operating results. In addition, there can be no assurance that there will not be a decline in the market value of the Company's properties, which could also have an adverse effect on the Company's business, financial condition and operating results. (See Item 1 - Business - Expansion Strategy)

     ABILITY TO MANAGE GROWTH; DEPENDENCE ON ACCOUNTING AND MANAGEMENT INFORMATION SYSTEMS The Company has experienced significant growth in recent years and intends to continue its growth strategy. This strategy will require an increase in Company personnel, particularly store managers and sales associates, who possess the training and experience necessary to operate the Company's new stores. There can be no assurance that the Company will be able to continue to attract, develop and retain the personnel necessary to pursue its growth strategy. In addition, Eagle Hardware's growth places pressure on its accounting systems and internal controls. The Company has taken a number of steps over the past several years to improve its accounting systems and internal controls. However, there can be no assurance that problems associated with the Company's growth will not occur in the future. Any such problems could have a material adverse impact on the Company's business, financial condition and results of operation. The Company will also need to continually evaluate the adequacy of its management information systems, including its inventory control and distribution systems, and in the future will need to upgrade or reconfigure its management information systems to support its planned expansion. While the Company has taken a number of precautions against certain events that could disrupt the operation of its management information systems, including in connection with its planned systems revisions, there can be no assurance that the Company will not experience systems failures or interruptions, which could have a material adverse effect on its business, financial condition and operating results. Further, the Company currently relies on a single outside vendor for the software and support of its management information systems. Although the Company believes that alternative information systems vendors are available, in the event it were to change vendors, the Company could experience systems delays or interruptions, which could have a material adverse effect on the Company's business, financial condition and operating results. Moreover, as the Company grows, it will need to continually analyze the sufficiency of its warehouse and distribution space and will require additional facilities in order to support such growth.

     YEAR 2000 The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not addressed, the direct result could be a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process customer transactions, order merchandise, or engage in similar normal business activities.

     Eagle management has initiated a Company-wide program to prepare its computer systems and applications for the year 2000 by the middle of fiscal 1999. Although management anticipates that its systems and applications will be year 2000 compliant on a timely basis, there can be no assurance that the systems of other companies on which the Company's systems rely will be year 2000 compliant in the same time frame. Any such failure on the part of other companies with whom the Company transacts business, to be year 2000 compliant on a timely basis, may have an adverse impact on the operations of the Company.


     FLUCTUATIONS IN SAME STORE SALES A variety of factors affect the Company's same store sales, including, among others, actions of competitors (including the opening of additional stores in the Company's markets), the retail sales environment, general economic conditions, weather conditions and the Company's ability to execute its business strategy effectively. In addition, the Company's expansion plans include the opening of additional stores in market areas where the Company has already opened stores. The Company's experience has been that opening such additional stores in the same market area reduces sales at existing Company stores located in that area and the Company expects this sales cannibalization to continue in the future. The Company's quarterly and annual same store sales have fluctuated significantly in the past and may do so in the future. The Company's annual same store sales increases (decreases) over the prior year were 11%, 11% and (7%) in fiscal years 1997, 1996 and 1995, respectively. New store openings by the Company in existing markets and significant same store sales increases experienced in 1996 and 1997, combined with other factors such as competition and economic trends in the Company's markets, may result in future same store sales increases lower than those experienced in fiscal 1996 and fiscal 1997. Moreover, there can be no assurance that same store sales for any particular period will not decrease in the future. Changes in the Company's same store sales have in the past and could in the future cause the price of the common stock to fluctuate substantially.

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

     DEPENDENCE ON KEY INDIVIDUALS The Company's success depends in large part on the abilities and continued service of its executive officers and other key employees, including David J. Heerensperger, the Company's founder and Chairman, and Richard T. Takata, the Company's President and Chief Executive Officer. Most of these individuals, including Messrs. Heerensperger and Takata, are not subject to employment agreements that would prevent them from leaving the Company. There can be no assurance that the Company will be able to retain the services of such executive officers and other key employees. The loss of key personnel could have a material adverse effect on the Company's business, financial condition and operating results.

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


ITEM 2 - PROPERTIES -

     The Company's headquarters consists of approximately 48,000 square feet of leased office space in Renton, Washington. The Company leases warehouse and distribution center space of approximately 364,000 square feet in Auburn, Washington. The Company is currently under contract to lease a new 600,000 square foot warehouse/distribution center and plans to move into this new facility by the end of fiscal 1998. The Company intends to acquire this facility at a future date.

     The Company leases 17 of its 32 existing stores under various lease terms which, including renewal options, range from 21 to 51 years. The leases generally provide for minimum annual rental amounts, with additional rental payments based upon a percentage of gross store sales. These additional payments range from 1.5% to 3.0% of annual gross sales in excess of a specified amount, which ranges from $24.0 million to $50.0 million per store. One store lease provides for additional payments of 0.75% of gross sales, with a specified minimum dollar amount. In most cases, lease payments do not begin until a store is operational.

     The Company owns 15 of its existing stores and has signed agreements to purchase sites or lease ground for 13 future stores. In light of current economic conditions and other strategic factors, the Company has frequently elected to purchase land for new store sites and finance the construction of new stores in order to proceed expeditiously with its expansion program.



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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 30, 1998.


                                      PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS -

     The information required by this Item is included in the Company's Annual Report to Shareholders for the fiscal year ended January 30, 1998 under the heading "Quarterly Stock Data" and is incorporated herein by this reference.


ITEM 6 - SELECTED FINANCIAL DATA -

     The information required by this Item is included in the Company's Annual Report to Shareholders for the fiscal year ended January 30, 1998 under the heading "Five Year Summary of Selected Financial Data" and is incorporated herein by this reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -

     The information required by this Item is included in the Company's Annual Report to Shareholders for the fiscal year ended January 30, 1998 under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" and is incorporated herein by this reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -

     Not applicable.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -

     The financial statements and other information required by this Item are included in the Company's Annual Report to Shareholders for the fiscal year ended January 30, 1998 at pages 15 through 35 and are incorporated herein by this reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE -

     There were no changes in or disagreements with accountants on auditing and financial disclosure during the fiscal year ended January 30, 1998.


                                       PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -

     The information required by this Item is included in the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Election of Directors" and is incorporated herein by this reference.


ITEM 11 - EXECUTIVE COMPENSATION -

     The information required by this Item is included in the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Executive Compensation" and is incorporated herein by this reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -

     The information required by this Item is included in the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Voting Securities and Principal Holders" and is incorporated herein by this reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -

     The information required by this Item is included in the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, under the heading "Certain Relationships and Related Transactions" and is incorporated herein by this reference.


                                      PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K -

   (a)    1.  Financial Statements:

     The following financial statements and related information filed as part of this report are included on pages 22 through 35 of the Company's Annual Report to Shareholders for the fiscal year ended January 30, 1998.

          -    Consolidated Balance Sheets - January 30, 1998 and January 31,
               1997

          - Consolidated Statements of Operations - For the fiscal years ended January 30, 1998, January 31, 1997 and January 26, 1996

          - Consolidated Statements of Cash Flows - For the fiscal years ended January 30, 1998, January 31, 1997 and January 26, 1996

          - Consolidated Statements of Shareholders' Equity - For the fiscal years ended January 30, 1998, January 31, 1997 and January 26, 1996

          - Notes to Consolidated Financial Statements - For the fiscal years ended January 30, 1998, January 31, 1997 and January 26, 1996

          - Selected Quarterly Financial Data (Unaudited) - For the fiscal years ended January 30, 1998 and January 31, 1997 - See Note 12 of Notes to
               Consolidated Financial Statements

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

EXHIBIT
NUMBER         DESCRIPTION

  3.1       Restated Articles of Incorporation. (3)
  3.2       Restated Bylaws. (3)
  4.1       Form of Debenture (included in Exhibit 4.2B).
  4.2B      Form of Indenture dated as of March 14, 1994, between Eagle
              Hardware & Garden, Inc. and Seattle-First National Bank, as Trustee. (7)
  10.1      Directors' Nonqualified Stock Option Plan. (1)
  10.2      1991 Stock Option Plan. (1)
  10.3      Eagle Hardware & Garden Profit Sharing/Retirement Savings Plan. (1)
  10.3A     First Amendment to Eagle Hardware & Garden Profit
              Sharing/Retirement Savings Plan. (10)
  10.3B     Second Amendment to Eagle Hardware & Garden Profit
              Sharing/Retirement Savings Plan. (10)
  10.3C     Third Amendment to Eagle Hardware & Garden Profit
              Sharing/Retirement Savings Plan. (12)
  10.3D     Fourth Amendment to Eagle Hardware & Garden Profit
              Sharing/Retirement Savings Plan. (12)
  10.4      Description of Corporate Bonus Plan. (1)
  10.5      Registration Rights Agreement dated as of June 25, 1991, between the Company and certain holders of the Company's capital stock.
              (1)
  10.6      Key Man Life Insurance Policy for David J. Heerensperger by the
              Great-West Life Assurance Company. (1)
  10.7      Sublease dated September 10, 1990, by and between Payless Drug
              Stores Northwest, Inc. and Eagle Hardware & Garden, Inc.,
              as amended. (2)
  10.10     Lease dated November 30, 1990, by and between Harlan D. Douglass and Maxine H. Douglass and Eagle Hardware & Garden, Inc. (1)
  10.10A    First Amendment to Lease dated May 22, 1992, by and between Harlan
              D. Douglass and Maxine H. Douglass and Eagle Hardware & Garden, Inc. (1)
  10.11     Lease dated as of April 18, 1991, by and between Mercy  Development
              Company, M&E Company and Eagle Hardware & Garden, Inc. (2)
  10.11A    Addendum to Mercy Development/M&E Co. - Eagle Hardware Lease dated
              July 11, 1991. (10)
  10.11B    Second Addendum to Mercy Development/M&E Co. - Eagle Hardware Lease
              dated May 1, 1994. (10)
  10.15     Lease dated as of August 20, 1991, by and between Vernell's Fine
              Candies, Inc. and Eagle Hardware & Garden, Inc. (2)
  10.15A    Amendment to Lease dated as of May 4, 1992, by and between Keystone
              Capital Company, Inc. (formerly known as Vernell's Fine Candies, Inc.) and Eagle Hardware & Garden, Inc. (2)
  10.17     Lease dated November 18, 1991, by and between Hsiao-Tall Real
              Estate Company and Eagle Hardware & Garden, Inc. (2)
  10.17A    Amendment to Lease dated as of June 30, 1992, by and between
              Hsiao-Tall Real Estate Company and Eagle Hardware & Garden,
              Inc. (4)
  10.17B    Third Amendment to Lease dated as of September 28, 1992, by and between Hsiao-Tall Real Estate Company and Eagle Hardware & Garden, Inc. (3)
  10.17C    Amendment to Lease Concerning Storm Drainage System dated as of
              April 1, 1992, by and between Hsiao-Tall Real Estate Company and Eagle Hardware & Garden, Inc. (10)
  10.19     Space Lease dated as of January 21, 1992, by and between WCC
              Associates and Eagle Hardware & Garden, Inc. (2)
  10.19A    First Amendment to Space Lease dated as of May 29, 1992, by and between WCC Associates and Eagle Hardware & Garden, Inc. (2)
  10.20     Master Equipment Lease dated October 30, 1991, by and between XL
              Datacomp, Inc. and Eagle Hardware & Garden, Inc. (1)
  10.20C    Schedule 1 dated July 1, 1994, to Master Equipment Lease by and between XL Datacomp, Inc. and Eagle Hardware & Garden, Inc. (10)
  10.20D    Lease of Equipment dated June 7, 1994, and Schedule 5 to Lease of
              Equipment dated November 15, 1995, by and between The Archive Group, Inc. and Eagle Hardware & Garden, Inc. (11)

EXHIBIT
NUMBER      DESCRIPTION

  10.20E    Lease of Equipment dated November 15, 1995, and Schedule 4 to Lease of Equipment by and between The Archive Group, Inc. and Eagle Hardware & Garden, Inc. (11)
  10.22     Software License Agreement dated December 9, 1991, by and between
              JDA Software Services, Inc. and Eagle Hardware & Garden, Inc. (1)
  10.23     Assignment dated as of February 5, 1992, by Harlan D. Douglass and
              Maxine H. Douglass to Eagle Hardware & Garden, Inc. (1)
  10.24     Assignment dated as of March 13, 1992, by Eagle Hardware & Garden,
              Inc. to R&B Development, Inc. (1)
  10.25     Assignment dated as of February 5, 1992, by Harlan D. Douglass and
              Maxine H. Douglass to Eagle Hardware & Garden, Inc. (1)
  10.26     Assignment dated as of April 29, 1992, by Eagle Hardware & Garden,
              Inc. to R&B Development, Inc. (1)
  10.27     Real Property Transfer Agreement dated April 29, 1992, by and between Eagle Hardware & Garden, Inc. and R&B Development, Inc.
              (1)
  10.28     Lease dated as of March 10, 1992, by and between R&B Development,
              Inc. and Eagle Hardware & Garden, Inc. (2)
  10.29     Lease dated as of March 10, 1992, by and between R&B Development,
              Inc. and Eagle Hardware & Garden, Inc. (2)
  10.32     Assignment of Contract and Deed dated as of February 24, 1993, by
              Eagle Hardware & Garden, Inc. to Harlan D. Douglass and Maxine H. Douglass. (3)
  10.33     Lease dated as of September 29, 1992, by and between F.C.
              Investments, Inc. and Eagle Hardware & Garden, Inc. (4)
  10.34     Lease dated September 22, 1992, by and between R&B Development,
              Inc. and Eagle Hardware & Garden, Inc. (4)
  10.34A    First Amendment to Lease dated as of June 23, 1994, by and between
              R&B Development, Inc. and Eagle Hardware & Garden, Inc. (10)
  10.38     Eagle Hardware & Garden, Inc. Employee Stock Ownership Plan
              effective January 1, 1992. (3)
  10.38A    First Amendment to Eagle Hardware & Garden, Inc. Employee Stock
              Ownership Plan dated January 15, 1994. (10)
  10.38B    Second Amendment to Eagle Hardware & Garden, Inc. Employee Stock
              Ownership Plan dated June 7, 1994. (10)
  10.38C    Third Amendment to Eagle Hardware & Garden, Inc. Employee Stock
              Ownership Plan dated March 6, 1995. (10)
  10.39     Eagle Hardware & Garden, Inc. Employee Stock Ownership Trust
              Agreement effective January 1, 1992. (3)
  10.39A    First Amendment to the Eagle Hardware & Garden, Inc. Employee Stock
              Ownership Trust Agreement effective April 1, 1998.
  10.46     Agreement effective September 1, 1992, by and between Northwestern
              National Life Insurance Company and Eagle Hardware & Garden, Inc.
              (3)
  10.47     Lease dated March 18, 1993, by and between Harlan D. Douglass and
              Maxine H. Douglass and Eagle Hardware & Garden, Inc. (4)
  10.47A    First Amendment to Lease dated September 1, 1995, by and between
              Harlan D. Douglass and Maxine H. Douglass and Eagle Hardware & Garden, Inc. (11)
  10.48     Lease dated March 19, 1993, by and between Harlan D. Douglass and
              Maxine H. Douglass and Eagle Hardware & Garden, Inc. (4)

EXHIBIT
NUMBER      DESCRIPTION

  10.49     Lease dated as of February 28, 1993, by and between West Valley 29
              Partners and Eagle Hardware & Garden, Inc. (4)
  10.49A    Amendment to Lease Agreement dated September 15, 1993, by and between West Valley 29 Partners and Eagle Hardware & Garden, Inc.
              (8)
  10.49B    Second Amendment to Lease dated February 1, 1997 by and among West
              Valley 29 Partners, Eagle Hardware & Garden, Inc. and Eagle Hardware & Garden Distribution Services, Inc. (14)
  10.53     Lease dated as of September 10, 1973, between Elting, Graziadio &
              Sampson Development Company and S. S. Kresge Company. (8)
  10.53A    First Amendment to Lease dated November 14, 1975, between EGSmetro
              Construction  Corporation and S. S. Kresge Company. (8)
  10.53B    Second Amendment to Lease dated as of November 15, 1993, by and between Charles J. Fishback and KMart Corporation. (8)
  10.54     Sublease dated as of August 31, 1993, by and between KMart
              Corporation and Eagle Hardware & Garden, Inc. (8)
  10.54A    Amendment to Sublease dated as of November 18, 1993, by and among
              KMart Corporation and Eagle Hardware & Garden, Inc. (8)
  10.77     Lease dated July 11, 1994, by and between Harlan D. Douglass and
              Maxine H. Douglass and Eagle Hardware & Garden, Inc. (10)
  10.78     Lease dated January 9, 1995, by and between Harlan D. Douglass and
              Maxine H. Douglass and Eagle Hardware & Garden, Inc. (10)
  10.78A    First Amendment to Lease dated September 1, 1995, by and between
              Harlan D. Douglass and Maxine H. Douglass and Eagle Hardware & Garden, Inc. (11)
  10.79     Lease dated September 28, 1994, between The Northwestern Mutual
              Life Insurance Company and Eagle Hardware & Garden, Inc. (10)
  10.80     Promissory Note dated November 4, 1994, by Eagle Hardware & Garden,
              Inc. to The Prudential Insurance Company of America in the principal amount of $8,000,000. (10)
  10.94     Lease dated December 7, 1995, by and between KW, Ltd. and Eagle
              Hardware & Garden, Inc. (11)
  10.95     Promissory Note dated December 20, 1995, by Eagle Hardware &
              Garden, Inc. to PFL Life Insurance Company in the principal amount of $6,000,000. (11)
  10.97     Purchase and Sale Agreement dated January 30, 1996, by and between
              Chandelle Development, LLC, and Eagle Hardware & Garden, Inc. (11)
  10.98     Contract to Buy and Sell Real Estate dated February 12, 1996, by and between Alpha West Realty & Investments, Inc. and Eagle Hardware & Garden, Inc. (11)
  10.99     Retail Technology Exchange Agreement dated July 17, 1995, by and between Fujitsu-ICL Systems, Inc. and Eagle Hardware & Garden, Inc. (11)
  10.99A    Supplement No. 101 and Supplement No. 102 under Retail Technology
              Exchange Agreement by and between Fujitsu-ICL Systems, Inc. and Eagle Hardware & Garden, Inc. (11)
  10.99B    Supplement No. 103 and Supplement No. 104 under Retail Technology
              Exchange Agreement by and between Fujitsu-ICL Systems, Inc. and Eagle Hardware & Garden, Inc. (13)
  10.102    Amended and Restated Credit Agreement dated as of May 28, 1996, between the Lenders, U.S. Bank of Washington, N.A., as Agent and Eagle Hardware & Garden, Inc. (12)
  10.102A   First Amendment to Amended and Restated Credit Agreement dated as of December 6, 1996, between the Lenders, U.S. Bank of Washington, N.A., as Agent and Eagle Hardware & Garden, Inc. (14)
  10.102B   Second Amendment to Amended and Restated Credit Agreement dated as of October 20, 1997, between the Lenders, U.S. Bank of Washington, N.A., as Agent and Eagle Hardware & Garden, Inc. (17)

EXHIBIT
NUMBER      DESCRIPTION

  10.103    Real Estate Purchase and Sale Agreement dated July 2, 1996, by and between Terrace Point Partnership, Inc. and Eagle Hardware & Garden, Inc. (12)
  10.103A   First Amendment to Real Estate Purchase and Sale Agreement dated
              August 1996, by and between Terrace Point Partnership, Inc. and Eagle Hardware & Garden, Inc. (13)
  10.103B   Second Amendment to Real Estate Purchase and Sale Agreement dated
              November 3, 1997, by and between Eagle Hardware & Garden, Inc. and Terrace Point Partnership. (17)
  10.104    Promissory Note dated July 18, 1996, by Eagle Hardware & Garden,
              Inc. to The Northwestern Mutual Life Insurance Company in the principal amount of $9,000,000. (12)
  10.105    Real Estate Purchase and Sale Agreements dated August 4, 1994 and amended December 1, 1994, August 30, 1995 and February 23, 1996 between Atlantic Seaboard Realty and the following persons:
              Ronald V. and Kathleen A. Gratias; Chlo Elaine Jackson and
              Charles L. Betts; and Mary J. McColm. (12)
  10.106    Assignment of Rights Under Real Estate Purchase and Sale Agreements
              dated August 4, 1994, as amended, by Atlantic Seaboard Realty to Eagle Hardware & Garden, Inc. (12)
  10.107    Real Estate Purchase and Sale Agreement dated March 6, 1996 and amended March 31, 1996, between Atlantic Seaboard Realty and the Tacoma Alliance Church. (12)
  10.108    Assignment of Rights Under Real Estate Purchase and Sale Agreement
              dated March 6, 1996, as amended, by Atlantic Seaboard Realty to Eagle Hardware & Garden, Inc. (12)
  10.109    Real Estate Purchase and Sale Agreement dated April 1, 1996, by and between Metropolitan Park District of Tacoma and Wahl & Associates, Inc. (12)
  10.110    Assignment of Rights Under Real Estate Purchase and Sale Agreement
              dated April 1, 1996, by Wahl & Associates, Inc. to Eagle
              Hardware & Garden, Inc. (12)
  10.111    Employment and Severance Agreement between Eagle Hardware & Garden,
              Inc. and Ronald P. Maccarone. (12)
  10.114    Stipulation and Order of Appropriation and Judgment by the Superior
              Court of Washington for Snohomish County dated September 24, 1996.
              (13)
  10.115    Real Estate Purchase and Sale Agreement dated March 12, 1997, by and between Washington- 111, Ltd. and Eagle Hardware & Garden, Inc. (14)
  10.116    Purchase Agreement dated March 18, 1997, between David J.
              Heerensperger and Eagle Hardware & Garden, Inc. (14)
  10.117    Promissory Note dated April 2, 1997, by Eagle Hardware & Garden,
              Inc. to The Northwestern Mutual Life Insurance Company in the principal amount of $10,000,000. (15)
  10.118    Agreement to Lease dated April 30, 1997, between Tigard-Tualatin
              School District 23J and Eagle Hardware & Garden, Inc. (15)
  10.118A   Extension Agreement dated August 30, 1997 for Agreement to Lease and Put to Lease, between Tigard-Tualatin School District 23J and Eagle Hardware & Garden, Inc. (17)
  10.119    Put to Lease Property dated April 30, 1997, from Eagle Hardware &
              Garden, Inc. to Tigard- Tualatin School District 23J. (15)
  10.120    Real Estate Purchase and Sale Agreement dated June 18, 1997, between Kent Central, L.L.C.  and Eagle Hardware & Garden, Inc.
              (16)
  10.120A   Termination Agreement dated January 30, 1998, by and between Kent
              Central L.L.C. and Eagle Hardware & Garden Distribution Services, Inc.
  10.121    Real Estate Purchase and Sale Agreement dated June 24, 1997, by and between Havana Street Partnership and Frank V. Furstenberg and Eagle Hardware & Garden, Inc. (16)
  10.123    Promissory Note dated June 30, 1997, by Eagle Hardware & Garden,
              Inc. to The Northwestern Mutual Life Insurance Company in the principal amount of $10,000,000. (16)

EXHIBIT
NUMBER      DESCRIPTION

  10.124    Real Estate Purchase and Sale Agreement dated August 4, 1997, by and between Johnson Properties, Inc. and Eagle Hardware & Garden, Inc. (16)
  10.125    Real Estate Purchase and Sale Agreement dated August 11, 1997, by and between Alex Madonna and Phyllis Madonna and Eagle Hardware & Garden, Inc. (16)
  10.126    Purchase Agreement and Joint Escrow Instructions dated October 16,
              1997, by and between Hilton Hotels Corporation and Eagle Hardware & Garden, Inc. (17)
  10.127    Promissory Note dated October 17, 1997,  by Eagle Hardware &
              Garden, Inc. to KeyBank National Association in the principal amount of $11,000,000. (17)
  10.127A   Amendment to Promissory Note dated November 1, 1997, by Eagle
              Hardware & Garden, Inc. to KeyBank National Association. (17)
  10.128    Promissory Note dated October 17, 1997,  by Eagle Hardware &
              Garden, Inc. to KeyBank National Association in the principal amount of $8,000,000. (17)
  10.128A   Amendment to Promissory Note dated November 1, 1997, by Eagle
              Hardware & Garden, Inc. to KeyBank National Association. (17)
  10.129    Promissory Note dated October 17, 1997,  by Eagle Hardware &
              Garden, Inc. to KeyBank National Association in the principal amount of $6,000,000. (17)
  10.129A   Amendment to Promissory Note dated November 1, 1997, by Eagle
              Hardware & Garden, Inc. to KeyBank National Association. (17)
  10.130    Real Estate Purchase and Sale Agreement dated October 20, 1997 by and between CFJ Properties and Eagle Hardware & Garden, Inc. (17)
  10.131    Real Estate Purchase and Sale Agreement dated November 12, 1997 by and between Waterman Properties, L.P. and Eagle Hardware & Garden, Inc. (17)
  10.132    Real Estate Purchase and Sale Agreement dated November 14, 1997 by and between La Caze Development Company and Eagle Hardware & Garden, Inc. (17)
  10.133    Build to Suit Warehouse and Distribution Center Lease dated June
              18, 1997 between Kent Central, L.L.C. and Eagle Hardware & Garden Distribution Services, Inc.
  10.133A   Amendment No. 1 to Build to Suit Warehouse and Distribution Center
              Lease dated February 9, 1998, by and between Kent Central, L.L.C. and Eagle Hardware & Garden Distribution Services, Inc.
  10.134    Lease dated December 5, 1997, by and between Harlan D. Douglass and
              Maxine H. Douglass and Eagle Hardware & Garden, Inc.
  10.135    Real Estate Purchase and Sale Agreement dated February 12, 1998, by and between Front Range Limited Partnership and Eagle Hardware & Garden, Inc.
  10.136    Agreement of Purchase and Sale and Joint Escrow Instructions dated
              February 26, 1998, by and between Lennar Rolling Ridge, Inc. and Eagle Hardware & Garden, Inc.
  10.137    Ground Lease dated March 5, 1998 by and between FF Properties, L.P.
              and Eagle Hardware & Garden, Inc.
  10.138    Real Estate Purchase and Sale Agreement dated March 17, 1998 by and between Hopkins Real Estate Group and Eagle Hardware & Garden,
              Inc.
  10.139    Eagle Hardware & Garden, Inc. Employee Stock Purchase Plan.
  13.1      Portions of Registrant's Annual Report to Shareholders (pages 15 through 35 and inside back cover) for the fiscal year ended January 30, 1998.
  23.1      Consent of Ernst & Young LLP, Independent Auditors.
  27.1      Financial Data Schedule
  27.2      Financial Data Schedule
  27.3      Financial Data Schedule

--------------------
(1) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Registration Statement No. 33-48593 on
        Form S-1.
(2) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Registration Statement No. 33-48593 on Form S-1 with confidential portions omitted and filed separately with the Commission pursuant to a Request for Confidential Treatment under Rule 406 of the Securities Act of 1933.
(3) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Registration Statement No. 33-60148 on
        Form S-1.
(4) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Registration Statement No. 33-60148 on Form S-1 with confidential portions omitted and filed separately with the Commission pursuant to a Request for Confidential Treatment under Rule 406 of the Securities Act of 1933.
(5) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Amended Registration Statement No. 33-60148 on Amendment No. 1 to Form S-1.
(6) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Amended Registration Statement No. 33-60148 on Amendment No. 1 to Form S-1 with confidential portions omitted and filed separately with the Commission pursuant to a Request for Confidential Treatment under Rule 406 of the Securities Act of 1933.
(7) Exhibit is incorporated herein by reference to an identically numbered exhibit to a Current Report on Form 8-K, filed with the Commission on March 10, 1994.
(8) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Form 10-K filed with the Commission for the fiscal year ended January 28, 1994.
(9) Exhibit is incorporated herein by reference to an identically numbered exhibit to a Current Report on Form 8-K/A filed with the Commission on December 30, 1994.
(10) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Form 10-K filed with the Commission for the fiscal year ended January 27, 1995.
(11) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Form 10-K filed with the Commission for the fiscal year ended January 26, 1996.
(12) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Form 10-Q filed with the Commission for the fiscal quarter ended July 26, 1996.
(13) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Form 10-Q filed with the Commission for the fiscal quarter ended October 25, 1996.
(14) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Form 10-K filed with the Commission for the fiscal quarter ended January 31, 1997.
(15) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Form 10-Q filed with the Commission for the fiscal quarter ended May 2, 1997.
(16) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Form 10-Q filed with the Commission for the fiscal quarter ended August 1, 1997.
(17) Exhibit is incorporated herein by reference to an identically numbered exhibit to the Company's Form 10-Q filed with the Commission for the fiscal quarter ended October 31, 1997.

--------------------

(b)  No reports on Form 8-K were filed in the fourth quarter of fiscal 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eagle Hardware & Garden, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 6, 1998.


                              EAGLE HARDWARE & GARDEN, INC.


                              By: /s/  David J. Heerensperger
                                 David J. Heerensperger
                                 CHAIRMAN

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on April 6, 1998, on behalf of the Registrant and in the capacities indicated.


            SIGNATURE                                 TITLE



     /s/  David J. Heerensperger        Chairman
-----------------------------------
     David J. Heerensperger

     /s/  Richard T. Takata             President, Chief Executive Officer
-----------------------------------     (Principal Executive Officer),
     Richard T. Takata                  Chief Operating Officer and Director


     /s/  Ronald P. Maccarone           Chief Financial Officer
-----------------------------------
     Ronald P. Maccarone


     /s/  Ronald D. Crockett            Director
-----------------------------------
     Ronald D. Crockett


     /s/  Harlan D. Douglass            Director
-----------------------------------
     Harlan D. Douglass


     /s/  Herman Sarkowsky              Director
-----------------------------------
     Herman Sarkowsky


     /s/  Theodore M. Wight             Director
-----------------------------------
     Theodore M. Wight