Form 10-Q
period 1998-05-01
EAGLE HARDWARE & GARDEN INC/WA/
filed 1998-06-03
CIK 883683

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED May 1, 1998

                                         OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                       COMMISSION FILE NUMBER 0-19830


                       Eagle Hardware & Garden, Inc.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         Washington                               91-1465348
-------------------------------        ---------------------------------
(STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)




                     981 Powell Ave SW Renton, WA  98055
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                (425) 227-5740
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

THE REGISTRANT HAD 29,073,906 SHARES OF COMMON STOCK, WITHOUT PAR VALUE, OUTSTANDING AT May 1, 1998.

                        EAGLE HARDWARE & GARDEN, INC.

                              INDEX TO FORM 10-Q


                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . .    3

     ITEM 1 - FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . .    3

          Consolidated Balance Sheets. . . . . . . . . . . . . . . . .    8

          Consolidated Statements of Operations. . . . . . . . . . . .    9

          Consolidated Statements of Cash Flows  . . . . . . . . . . .   10

          Notes to Unaudited Consolidated Financial Statements . . . .   11


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .    3

     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK  . . . . . . . . . . . . . . . . . . .    5


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .    6

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . .    6

PART I - FINANCIAL INFORMATION:


ITEM 1 - FINANCIAL STATEMENTS -

     Eagle Hardware & Garden, Inc.'s (the "Company") unaudited consolidated balance sheet as of May 1, 1998, audited consolidated balance sheet as of January 30, 1998, unaudited statements of operations for the 13-week periods ended May 1, 1998, and May 2, 1997 and unaudited consolidated statements of cash flows for the 13-week periods then ended are attached. Notes to the unaudited consolidated financial statements are also attached.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

     It is suggested that this discussion be read in conjunction with the "Management's Discussion and Analysis" included in the Company's 1997 Annual Report to Shareholders, which has previously been filed with the Securities and Exchange Commission.

     The results of operations for the 13-week period ended May 1, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. The Company expects that its gross margin percentage will generally be lower in the second and third quarters of each fiscal year when sales of lower margin products are greater. The Company also expects that, in general, individual stores will experience lower net sales and operating income and that cash flow from operations will be lower in the fourth quarter of the fiscal year than in any of the other quarters, due primarily to the effect of winter weather on home improvement projects and the lack of significant sales of lawn and garden products during this period. In addition, unusual weather conditions could have a material adverse effect on seasonal sales.



     RESULTS OF OPERATIONS -

     COMPARISON OF THE 13 WEEKS ENDED MAY 1, 1998 AND MAY 2, 1997.

     NET INCOME. Net income for the first quarter was $6.3 million, or $0.21 per share, diluted, compared to $4.6 million, or $0.16 per share, diluted, during the first quarter of fiscal 1997. The Company's 6.25% convertible subordinated debentures were dilutive in the first quarter of fiscal 1998 (see
Note 4 to the Company's Consolidated Financial Statements (unaudited)). Basic net income per share for the quarter ended May 1, 1998 was $0.22 compared to $0.16 in the prior year. The 36% increase in net income was due to the factors discussed below.

     NET SALES. Net sales for the first quarter of fiscal 1998 increased 13% over the first quarter of fiscal 1997. This increase in net sales was due to two factors. First, there were 412 store weeks of operation during the quarter versus 375 store weeks during the same quarter of the prior year. Second, same store sales for the first quarter of fiscal 1998 increased 5%. The increase in same store sales was due primarily to continued favorable economic conditions in most of the Company's markets.

     GROSS MARGIN. The Company's gross margin, in dollars, increased 12% over the first quarter of fiscal 1997. As a percentage of net sales, gross margin was 28.1% in the first quarter of fiscal 1998 versus 28.3% in the comparable prior period. The decrease in gross margin as a percentage of net sales was due to several factors, including increased competitive pressures in certain markets.

     OPERATING EXPENSES. Operating expenses as a percentage of sales decreased from 23.5% in the first quarter of fiscal 1997 to 23.0% in the first quarter of 1998 due to the additional leverage attributable to the 5% increase in same store sales. The Company experienced decreases in certain expenses as a percentage of sales, including store level wages and benefits and net advertising expense.

     PREOPENING EXPENSES. Preopening expenses were 0.4% of sales during the first quarter of fiscal 1998, when the Company opened one store, compared to 0.9% the first quarter of fiscal 1997, when the Company opened three stores. Preopening expenses associated with the store opened in the first quarter of fiscal 1998 were higher than the Company's historical average preopening costs due to a delayed store opening.

     OPERATING INCOME. For the reasons explained above, operating income increased 37% in the first quarter of fiscal 1998 over the first quarter of
fiscal 1997.   Expressed as a percentage of net sales, operating income
increased from 3.9% in the first quarter of fiscal 1997 to 4.7% in the comparable quarter of fiscal 1998.

     INTEREST INCOME. Interest income increased from $219,000 in the first quarter of fiscal 1997 to $846,000 in the first quarter of fiscal 1998. The increase in interest income was due to an increase in cash available for investment. The primary sources of cash for investment were cash flow from operations and proceeds from new mortgages.

     INTEREST EXPENSE. Interest expense for the first quarter increased from $1.6 million in the prior year to $2.8 million in the current year. This increase was due primarily to $68 million in new mortgages since the first quarter of fiscal 1997. Interest on the Company's convertible subordinated debentures, which represents the primary source of interest expense, was comparable between the current and prior year. During both years, interest incurred was partially offset by interest capitalized on construction projects.

     LIQUIDITY AND CAPITAL RESOURCES -

     During the first quarter of fiscal 1998, the Company opened one store in La Quinta, California. The Company has signed agreements to purchase nine future store sites at a cost of approximately $45.0 million. In addition, the Company has signed agreements to lease property for two future store sites and has
signed an option to lease property for a future store site.   The Company
currently plans to open six additional stores during fiscal 1998 and continues to review additional sites for future expansion. The Company also plans to replace its current warehouse/distribution center with a new larger facility by the end of fiscal 1998. The Company is currently under contract to lease the new facility but intends to purchase the facility at a future date.

     The Company's balance sheet at May 1, 1998, reflected a $62.7 million, 10%, increase in total assets since the fiscal year began on January 31. The principal components of this change were a $28.3 million increase in cash and cash equivalents, a $17.4 million increase in inventories, attributable to seasonal purchasing and the addition of one new store, and a $17.3 million increase in net property and equipment, primarily related to the opening of one additional store and expenditures related to future sites. The increase in inventories was accompanied by an increase of $22.1 million in accounts payable and outstanding checks under the Company's integrated cash management program. In addition, the Company received $32.0 million in proceeds from mortgages on four owned stores.

     The Company's capital requirements are significantly influenced by its expansion plans and by factors such as real estate costs in the markets which the Company enters, whether that real estate will be purchased or leased and the extent of Company-financed remodeling required when existing buildings are acquired or leased. The Company currently expects to finance its fiscal 1998 expansion program through a combination of its current cash, cash generated from operations, bank borrowings under the existing line of credit and the proceeds of fixed-term capital asset loans and/or sale-leasebacks of owned properties.

     The Company reports on a 52/53-week year, consisting of four 13-week quarters. The fiscal year ends on the last Friday in January.

     YEAR 2000 -

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

     Eagle management has initiated a Company-wide program to prepare its computer systems and applications for the year 2000 by the middle of fiscal 1999. Management currently estimates the total cost of this program to be under $2.0 million, including internal staff costs and the cost to write off any unamortized existing hardware and software that may need to be replaced. Costs associated with preparing computer systems and applications for the year 2000 will be expensed as incurred. The amount expensed to date has been immaterial.

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

PART II - OTHER INFORMATION:


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K -

(a) Exhibits filed with this Form 10-Q are as follows:

     10.140    Promissory Note dated March 18, 1998 by Eagle Hardware & Garden,
               Inc. to Washington Mutual Bank in the principal amount of
               $8,646,000.
     10.141    Promissory Note dated March 18, 1998 by Eagle Hardware & Garden,
               Inc. to Washington Mutual Bank in the principal amount of
               $8,190,000.
     10.142    Promissory Note dated March 18, 1998 by Eagle Hardware & Garden,
               Inc. to Washington Mutual Bank in the principal amount of
               $7,582,000.
     10.143    Promissory Note dated March 18, 1998 by Eagle Hardware & Garden,
               Inc. to Washington Mutual Bank in the principal amount of
               $7,582,000.
     10.144    Ground Lease dated April 30, 1998 by and between California
               Drive-In Theatres, Inc. and Eagle Hardware & Garden, Inc.
     10.145    Real Estate Purchase and Sale Agreement dated May 13, 1998 by and between JP Northglenn LLC and Eagle Hardware & Garden, Inc.
     10.146    Agreement of Purchase and Sale and Joint Escrow Instructions
               dated May 27, 1998 by and between Nevada Investment Holdings,
               Inc. and Eagle Hardware & Garden, Inc.
     27        Financial Data Schedule



(b) No reports on Form 8-K were filed during the first quarter of fiscal 1998.

SIGNATURES:


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 EAGLE HARDWARE & GARDEN, INC.
                                 Registrant



June 1, 1998                     /s/ David J. Heerensperger
-------------------              ---------------------------------------------
Date                             David J. Heerensperger
                                 Chairman



June 1, 1998                     /s/ Richard T. Takata
-------------------              ---------------------------------------------
Date                             Richard T. Takata
                                 President, Chief Executive Officer (Principal
                                 Executive Officer) and Chief Operating
                                 Officer



June 1, 1998                     /s/ Ronald P. Maccarone
-------------------              ---------------------------------------------
Date                             Ronald P. Maccarone
                                 Executive Vice President-Finance and Chief
                                 Financial Officer (Principal Financial Officer)

                         EAGLE HARDWARE & GARDEN, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                (UNAUDITED)
                                                                   MAY 1,          JANUARY 30,
                                                                    1998              1998
                                                                -----------        -----------
               ASSETS
Current assets:
 Cash and cash equivalents                                        $ 91,852           $ 63,557
 Short-term investments                                                  0                  0
 Trade and other accounts receivable (less allowance
   for doubtful accounts of $3,919 and $2,435)                       3,550              4,463
 Merchandise inventories                                           220,258            202,833
 Prepaid expenses                                                    3,023              4,479
 Deferred income taxes                                               3,420              2,312
                                                                  --------           --------
     Total current assets                                          322,103            277,644
                                                                  --------           --------
Property and equipment, at cost:
 Land and buildings                                                209,907            184,340
 Furniture, fixtures and equipment                                 112,545            107,916
 Leasehold improvements                                             49,149             48,925
 Construction in progress                                            7,506             16,495
                                                                  --------           --------
                                                                   379,107            357,676
 Less accumulated depreciation and amortization                     45,659             41,543
                                                                  --------           --------
     Net property and equipment                                    333,448            316,133
                                                                  --------           --------
Preopening costs                                                        39              1,055
Other assets                                                         8,740              6,823
                                                                  --------           --------
     Total assets                                                 $664,330           $601,655
                                                                  --------           --------
                                                                  --------           --------
       LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Outstanding checks, not cleared by the bank                      $ 17,318           $ 11,008
 Accounts payable                                                   70,852             55,097
 Sales taxes payable                                                 7,635              5,799
 Accrued payroll and related expenses                               16,911             16,492
 Other current liabilities                                          11,635             10,425
 Current portion of long-term debt                                   8,532              6,218
                                                                  --------           --------
     Total current liabilities                                     132,883            105,039
Deferred income taxes                                               11,768             11,084
Other long-term liabilities                                          3,122              3,159
Long-term debt                                                     173,732            145,836
                                                                  --------           --------
     Total liabilities                                             321,505            265,118
                                                                  --------           --------
Commitments and contingencies

Shareholders' equity:
 Common stock, without par value; 50,000 shares authorized;
   29,074 and 29,071 shares issued and outstanding                 265,030            265,004
 Retained earnings                                                  77,795             71,533
                                                                  --------           --------
     Total shareholders' equity                                    342,825            336,537
                                                                  --------           --------
     Total liabilities & shareholders' equity                     $664,330           $601,655
                                                                  --------           --------
                                                                  --------           --------

          See accompanying notes to consolidated financial statements.

                          EAGLE HARDWARE & GARDEN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           13 WEEKS ENDED
                                                      -----------------------
                                                        MAY 1,         MAY 2,
                                                         1998           1997
                                                      --------       --------
Net sales                                             $250,239       $221,107
Cost of sales                                          179,994        158,537
                                                      --------       --------
     Gross margin                                       70,245         62,570

Operating expenses                                      57,435         51,894
Preopening expenses                                      1,030          2,089
                                                      --------       --------
     Operating income                                   11,780          8,587

Other income (expense):
 Interest income                                           846            219
 Interest expense                                       (2,822)        (1,638)
 Other income                                               57             58
                                                      --------       --------
     Income before tax                                   9,861          7,226

Income taxes                                             3,599          2,638
                                                      --------       --------
     Net income                                       $  6,262       $  4,588
                                                      --------       --------
                                                      --------       --------

Net income per share:
     Basic                                            $   0.22       $   0.16
     Diluted                                          $   0.21       $   0.16

Weighted average common and common equivalent shares
     for net income per share computations:
     Basic                                              29,072         28,896
     Diluted                                            34,176         28,896


             See accompanying notes to consolidated financial statements.

                          EAGLE HARDWARE & GARDEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               13 WEEKS ENDED
                                                            ----------------------
                                                            MAY 1,          MAY 2,
                                                             1998            1997
                                                          --------        --------
OPERATING ACTIVITIES:
 Net income                                               $  6,262        $  4,588
                                                          --------        --------
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation                                              4,116           3,430
   Deferred income taxes                                      (424)              2
   Changes in operating assets and liabilities:
    Trade and other accounts receivable                        913              95
    Merchandise inventories                                (17,425)        (31,591)
    Prepaid expenses                                          (408)           (817)
    Other assets                                            (1,917)           (363)
    Preopening costs                                         1,016           1,467
    Accounts payable and outstanding checks                 22,065          16,809
    Income taxes payable                                     4,011           2,672
    Accrued liabilities                                      1,319          (2,118)
    Other                                                      (37)             57
                                                          --------        --------
                                                            13,229         (10,357)
                                                          --------        --------
     Net cash provided by (used in) operating activities    19,491          (5,769)
                                                          --------        --------
INVESTING ACTIVITIES:
 Capital expenditures for property and equipment           (21,431)        (17,049)
 Sales of short-term investments                                 0          31,329
                                                          --------        --------
     Net cash (used in) provided by investing activities   (21,431)         14,280
                                                          --------        --------
FINANCING ACTIVITIES:
 Advances on note payable to bank                                0           2,200
 Payments on note payable to bank                                0          (2,200)
 Proceeds from long-term borrowings                         32,000           8,950
 Payments on long-term borrowings and capital leases        (1,791)           (641)
 Other                                                          26             220
                                                          --------        --------
     Net cash provided by financing activities              30,235           8,529
                                                          --------        --------
     Increase in cash and cash equivalents                  28,295          17,040
Cash and cash equivalents at beginning of period            63,557          20,738
                                                          --------        --------
     Cash and cash equivalents at end of period           $ 91,852        $ 37,778
                                                          --------        --------
                                                          --------        --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for -
    Interest                                              $  4,418        $  3,472
    Income taxes                                          $     13        $      0

          See accompanying notes to consolidated financial statements.

EAGLE HARDWARE & GARDEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. The accompanying unaudited consolidated financial statements do not purport to be full presentations, and do not include all information and disclosures required for fair presentation by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of the Company at May 1, 1998, the consolidated results of operations for the 13-week periods ended May 1, 1998, and May 2, 1997, and consolidated cash flows for the 13-week periods then ended. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1998, filed with the Securities and Exchange Commission.


2. In March 1998, the Company received $32 million from mortgages on four owned stores.


3. As of May 29, 1998, the Company had signed agreements to purchase property for nine additional store sites at a cost of approximately $45.0 million. Purchase of these sites will be finalized upon successful resolution of various contingencies. In addition, the Company has signed agreements to lease property for two future store sites and options to lease property for one future store
site.   These leases will be finalized upon successful resolution of various contingencies.


4. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                           13 Weeks Ended
                                                        --------------------
                                                        May 1,        May 2,
                                                         1998          1997
                                                        ------        ------
Net income as reported and used for basic computation   $6,262        $4,588

Add (where dilutive):
    Tax effected interest and amortization
    of debt expense on convertible debt                    919             0
                                                        ------        ------
Net income used for diluted computation                 $7,181        $4,588
                                                        ------        ------
                                                        ------        ------
Weighted average number of common shares outstanding
  used for basic computation                            29,072        28,896

Add (where dilutive):
    Shares applicable to stock options                     319             0
    Assumed exercise of convertible debt                 4,785             0
                                                        ------        ------
Adjusted shares outstanding used for
  diluted computation                                   34,176        28,896
                                                        ------        ------
                                                        ------        ------

Basic EPS                                                $0.22         $0.16
Diluted EPS                                              $0.21         $0.16

5. In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The new standards were adopted by the Company on January 31, 1998, but did not impact the Company's financial position or results of operations.