Form 10-Q
period 1998-07-31
EAGLE HARDWARE & GARDEN INC/WA/
filed 1998-09-04
CIK 883683

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

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




                       981 Powell Ave SW Renton, WA 98055
                       ----------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


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

THE REGISTRANT HAD 29,114,106 SHARES OF COMMON STOCK, WITHOUT PAR VALUE, OUTSTANDING AT JULY 31, 1998.

                          EAGLE HARDWARE & GARDEN, INC.

                               INDEX TO FORM 10-Q


                                                                                         PAGE
                                                                                         ----
PART I - FINANCIAL INFORMATION ....................................................       3

         ITEM 1 - FINANCIAL STATEMENTS ............................................       3

                  Consolidated Balance Sheets .....................................       9

                  Consolidated Statements of Operations ...........................      10

                  Consolidated Statements of Cash Flows ...........................      11

                  Notes to Unaudited Consolidated Financial Statements ............      12


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS ...................................................       3

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK ...............................................       7


PART II - OTHER INFORMATION .......................................................       7

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS ................................................       7

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ................................       7

PART I - FINANCIAL INFORMATION:


ITEM 1 - FINANCIAL STATEMENTS -

         Eagle Hardware & Garden, Inc.'s (the "Company") unaudited consolidated balance sheet as of July 31, 1998, audited consolidated balance sheet as of January 30, 1998, unaudited statements of operations for the 13- and 26-week periods ended July 31, 1998, and August 1, 1997, and unaudited consolidated statements of cash flows for the 26-week periods then ended are attached. Notes to the unaudited consolidated financial statements are also attached.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS -

         It is suggested that this discussion be read in conjunction with the "Management's Discussion and Analysis" included in the Company's 1997 Annual Report to Shareholders, which has previously been filed with the Securities and Exchange Commission.

         The results of operations for the 13- and 26-week periods ended July 31, 1998, are not necessarily indicative of the results to be expected for the full fiscal year. The Company expects that its gross margin percentage will generally be lower in the second and third quarters of each fiscal year when sales of lower margin products are greater. The Company also expects that, in general, individual stores will experience lower net sales and operating income and that cash flow from operations will be lower in the fourth quarter of the fiscal year than in any of the other quarters, due primarily to the effect of winter weather on home improvement projects and the lack of significant sales of lawn and garden products during this period. In addition, unusual weather conditions could have a material adverse effect on seasonal sales.


         RESULTS OF OPERATIONS -

         (a) COMPARISON OF THE 13 WEEKS ENDED JULY 31, 1998 AND AUGUST 1, 1997.

         NET INCOME. Net income for the second quarter of fiscal 1998 was $15.4 million, or $0.48 per share, diluted, compared to $13.0 million, or $0.41 per share, diluted, for the second quarter of fiscal 1997. The Company's 6.25% convertible subordinated debentures were dilutive during the second quarter of fiscal 1998 and fiscal 1997 (see Note 4 to the Company's Consolidated Financial Statements (unaudited)). Basic net income per share for the second quarter of fiscal 1998 was $0.53 compared to $0.45 for the second quarter of fiscal 1997. The 18% increase in net income was due to the factors discussed below.

         NET SALES. Net sales for the second quarter of fiscal 1998 increased 11% over the comparable prior year period. This increase was due to two factors. First, there were 416 store weeks of operation during the second quarter of fiscal 1998 compared to 390 store weeks in the comparable prior year period. Second, same store sales for the second quarter of fiscal 1998 increased 6%. Same store sales increased due primarily to continued favorable economic conditions in most of the Company's markets and continued strong consumer acceptance of the Eagle concept.

         GROSS MARGIN. The Company's gross margin, in dollars, increased 11% over the second quarter of fiscal 1997. As a percentage of net sales, gross margin was 28.1% in both the second quarter of fiscal 1998 and fiscal 1997. Increased competitive pressure in certain markets was offset by buying efficiencies.

         OPERATING EXPENSES. Operating expenses as a percentage of net sales decreased from 20.3% in the second quarter of fiscal 1997 to 19.8% in the second quarter of fiscal 1998 due primarily to the additional leverage attributable to the 6% increase in same store sales. The Company experienced decreases in certain expenses as a percentage of sales, including store level wages and net advertising expense.

         OPERATING INCOME. For the reasons explained above, operating income increased 17% in the second quarter of fiscal 1998 over the second quarter of fiscal 1997. Expressed as a percentage of net sales, operating income improved from 7.9% in the second quarter of fiscal 1997 to 8.3% in the second quarter of fiscal 1998.

         INTEREST INCOME. Interest income increased 89% from $657,000 in the second quarter of fiscal 1997 to $1.2 million in the second quarter of fiscal 1998. The increase in interest income was due to an increase in cash available for investment. The primary sources of cash for investment were cash flow from operations and proceeds from store mortgages.

         INTEREST EXPENSE. Interest expense during the second quarter of fiscal 1998 was $2.8 million, compared to $2.2 million during the comparable prior year period. This 28% increase was due primarily to $58 million in additional store mortgages since the second quarter of fiscal 1997. Interest on the Company's convertible subordinated debentures was comparable between the current and prior year. During both quarters, interest incurred was partially offset by interest capitalized on construction projects. Interest capitalized for the second quarter of fiscal 1998 and fiscal 1997 was $533,000 and $17,000, respectively.


         (b) COMPARISON OF THE 26 WEEKS ENDED JULY 31, 1998 AND AUGUST 1, 1997.

         NET INCOME. Net income for the first 26 weeks of fiscal 1998 was $21.6 million, or $0.69 per share, diluted, compared to $17.6 million, or $0.57 per share, diluted, for the first 26 weeks of fiscal 1997. The Company's 6.25% convertible subordinated debentures were dilutive during the first half of fiscal 1998 and fiscal 1997 (see Note 4 to the Company's Consolidated Financial Statements (unaudited)). Primary net income per share for the 26 weeks ended July 31, 1998 was $0.74 compared to $0.61 in the prior year. The 23% increase in net income was due to the factors discussed below.

         NET SALES. Net sales for the first 26 weeks of fiscal 1998 increased 12% over the comparable prior year period. This increase in net sales over the prior 26-week period was due primarily to an 8% increase in store weeks of operations and a 6% increase in same store sales for the period. Same store sales for the period increased due primarily to continued favorable economic conditions in most of the Company's markets and continued strong consumer acceptance of the Eagle concept.

         GROSS MARGIN. The Company's gross margin, in dollars, increased 11% over the first 26 weeks of fiscal 1997. As a percentage of net sales, gross margin was 28.1% in the first 26 weeks of fiscal 1998 versus 28.2% in the comparable prior year period. The slight decrease in gross margin as a percentage of sales was due to several factors, including increased competitive pressure in certain markets.

         OPERATING EXPENSES. Operating expenses as a percentage of net sales decreased from 21.7% in the first 26 weeks of fiscal 1997 to 21.2% in the first 26 weeks of fiscal 1998 due to the additional leverage attributable to the 6% increase in same store sales. The Company experienced decreases in certain expenses as a percentage of sales, including store level wages and net advertising expense.

         PREOPENING EXPENSES. Preopening expenses were 0.2% of sales in the first 26 weeks of fiscal 1998, when the Company opened one store. In the comparable prior year period, the Company opened three stores and preopening expenses were 0.4% of sales. Preopening expenses associated with the store opened in the first quarter of fiscal 1998 were higher than the Company's historical average preopening costs due to a delayed store opening.

         OPERATING INCOME. For the reasons explained above, operating income increased 23% in 1998 over the comparable 1997 period. Expressed as a percentage of net sales, operating income improved from 6.1% in the first 26 weeks of fiscal 1997 to 6.7% in the comparable current year period.

         INTEREST INCOME. Interest income increased from $876,000 in the first 26 weeks of fiscal 1997 to $2.1 million in the first 26 weeks of fiscal 1998. The increase in interest income was due to an increase in cash available for investment. The primary sources of cash for investment were cash flow from operations and proceeds from store mortgages.

         INTEREST EXPENSE. Interest expense during the first 26 weeks of fiscal 1998 was $5.6 million, compared to $3.8 million during the comparable prior year period. The increase in interest expense was due primarily to $58 million in additional store mortgages since the second quarter of fiscal 1997. Interest on the Company's convertible subordinated debentures was comparable between the current and prior year. During both periods, interest incurred was partially offset by interest capitalized on construction projects. Interest capitalized for the first 26 weeks of fiscal 1998 and fiscal 1997 was $771,000 and $340,000, respectively.



         LIQUIDITY AND CAPITAL RESOURCES -

         The Company did not open any stores during the second quarter of fiscal 1998. The Company currently plans to open six additional stores by the end of fiscal 1998 and 10 to 12 stores in fiscal 1999. All six of the remaining fiscal 1998 stores and one of the fiscal 1999 stores are under construction. In addition to the seven stores currently under construction, the Company has signed agreements to purchase nine future store sites at a total cost of approximately $45.5 million and has signed agreements to lease property for four future store sites. The Company has also signed a lease for another future store. The Company intends to replace its current warehouse/distribution center with a new larger facility by the end of fiscal 1998. The Company is currently under contract to lease the new facility but intends to purchase the facility at a future date. The purchase price is estimated to be in the range of $25 to $30 million.

         The Company's balance sheet at July 31, 1998, reflects an $82.6 million, or 14%, increase in total assets since the fiscal year began on January
31. The principal components of this change were a $26.6 million increase in cash and cash equivalents, a $10.9 million increase in inventories, attributable to seasonal inventory fluctuations and the addition of one new store, and an increase of $42.2 million in net property and equipment, primarily related to the continuing store expansion program. Net income adjusted for noncash items provided $30.0 million during the first 26 weeks of the year to support the Company's expansion. The increase in total assets was also accompanied by an increase of $20.1 million in accounts payable and outstanding checks under the Company's integrated cash management program and an $11.8 million increase in accrued liabilities and income taxes payable, all primarily related to the continuing store expansion program. In addition, the Company received $32.0 million in proceeds from mortgages on four owned stores.

         The Company's capital requirements are significantly influenced by its expansion plans and by factors such as real estate costs in the markets which the Company enters, whether that real estate will be purchased or leased and the extent of Company-financed remodeling required when existing buildings are acquired or leased. The Company currently expects to finance its fiscal 1998 expansion program through a combination of current cash, cash generated from operations, bank borrowings under the existing line of credit and proceeds of fixed-term capital asset loans and/or sale-leasebacks of owned properties.

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

         During fiscal 1997, Eagle management initiated a Company-wide program to prepare its computer systems and applications for the Year 2000 by the middle of fiscal 1999. At this stage, the program is more than 50% complete as it relates to both information technology (IT) and non-IT systems and applications. Management currently estimates the total cost of this program to be less than $2.0 million, including internal staff costs and the cost to write off any unamortized existing hardware and software that may need to be replaced. Costs associated with preparing computer systems and applications for the Year 2000 will be expensed as incurred. The amount expensed to date has been immaterial.

         Although management anticipates that its systems and applications will be Year 2000 compliant on a timely basis, there can be no assurance that the systems of other companies with which the Company does business will be Year 2000 compliant in the same time frame. Because Eagle relies heavily on the ability of its merchandise vendors to deliver product on a timely basis to its stores, the Company has sent Year 2000 questionnaires to all of its merchandise vendors. Their responses are being entered into a database that will be reviewed by senior management in order to assess any potential problems. Any such failure on the part of merchandise vendors, or other companies with whom the Company transacts business, to be Year 2000 compliant on a timely basis may have an adverse impact on the operations of the Company. At this point, the Company can not estimate a worst case Year 2000 scenario but is continuing to analyze this issue. The Company is planning to develop a Year 2000 contingency plan as part of its Year 2000 compliance program.

         FORWARD-LOOKING STATEMENTS -

         Some of the information in this report constitutes forward-looking statements. These statements are subject to a number of risks and uncertainties that might cause actual results to differ materially from stated expectations. These risks include, among others, the Year 2000 issue, the highly competitive environment in the retail home improvement industry, the effect of general economic conditions and weather in the Company's markets and the Company's ability to achieve its expansion plans and successfully manage its growth. These risks are described in detail in the Company's Annual Report on Form 10-K and other SEC filings.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -

         Not applicable.



PART II - OTHER INFORMATION:


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

         The Company's 1998 Annual Meeting of Shareholders was held on May 28, 1998. Matters voted upon at the meeting and the results of those votes are set forth in the following table.

                                          VOTES
                          ----------------------------------------                      BROKER          OTHER
MATTER                        FOR         AGAINST       WITHHELD      ABSTENTIONS      NON-VOTES       NON-VOTES
--------------------------------------------------------------------------------------------------------------------
Election of Directors:
  Heerensperger             25,737,012       -           1,619,527         -               -               -
  Douglass                  25,731,099       -           1,625,440         -               -               -

Amend the Company's
Stock Option Plans          13,896,672     4,586,201       -                136,834       8,736,832       1,715,367


Adopt Employee Stock
Purchase
Plan                        18,005,087       514,879       -                 99,741       8,736,832       1,715,367


Ratification of
Independent Public
Accountants
(Ernst & Young)             27,254,719        38,215       -                 63,605        -              1,715,367


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K -

(a) Exhibits filed with this Form 10-Q are as follows:

          10.3E Fifth Amendment to Eagle Hardware & Garden Profit Sharing/Retirement Savings Plan.

          10.38D Fourth Amendment to Eagle Hardware & Garden, Inc. Employee Stock Ownership Plan dated June 1, 1998.

          10.146A First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated July 13, 1998 by and between Nevada Investment Holdings, Inc. and Eagle Hardware & Garden, Inc.

          27        Financial Data Schedule

(b) No reports on Form 8-K were filed during the second quarter of fiscal 1998.

SIGNATURES:

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EAGLE HARDWARE & GARDEN, INC.
                              -----------------------------
                              Registrant



September 2, 1998             /s/ David J. Heerensperger
-----------------             --------------------------
Date                          David J. Heerensperger
                              Chairman


September 2, 1998             /s/ Richard T. Takata
-----------------             ---------------------
Date                          Richard T. Takata
                              President and Chief Executive Officer (Principal
                              Executive Officer) and Operating Officer


September 2, 1998             /s/ Ronald P. Maccarone
-----------------             -----------------------
Date                          Ronald P. Maccarone
                              Executive Vice-President-Finance and Chief
                              Financial Officer (Principal Financial Officer)

                          EAGLE HARDWARE & GARDEN, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     (UNAUDITED)
                                                                       JULY 31,            JANUARY 30,
                                                                         1998                 1998
                                                                    -------------       ---------------
                                     ASSETS
Current assets:
 Cash and cash equivalents                                              $ 90,140            $ 63,557
 Trade and other accounts receivable (less allowance
   for doubtful accounts of $5,066 and $2,435)                             2,224               4,463
 Merchandise inventories                                                 213,773             202,833
 Prepaid expenses                                                          4,081               4,479
 Deferred income taxes                                                     3,860               2,312
                                                                        --------            --------
     Total current assets                                                314,078             277,644
                                                                        --------            --------

Property and equipment, at cost:
 Land and buildings                                                      226,484             184,340
 Furniture, fixtures and equipment                                       112,828             107,916
 Leasehold improvements                                                   49,446              48,925
 Construction in progress                                                 18,153              16,495
                                                                        --------            --------
                                                                         406,911             357,676
 Less accumulated depreciation and amortization                           48,547              41,543
                                                                        --------            --------
     Net property and equipment                                          358,364             316,133
                                                                        --------            --------

Preopening costs                                                             231               1,055
Other assets                                                              11,628               6,823
                                                                        --------            --------
                                                                        --------            --------
     Total assets                                                       $684,301            $601,655
                                                                        --------            --------
                                                                        --------            --------

                       LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Outstanding checks, not cleared by the bank                            $ 16,055            $ 11,008
 Accounts payable                                                         70,170              55,097
 Sales taxes payable                                                       8,637               5,799
 Accrued payroll and related expenses                                     17,038              16,492
 Other current liabilities                                                16,978              10,425
 Current portion of long-term debt                                         8,629               6,218
                                                                        --------            --------
     Total current liabilities                                           137,507             105,039
Deferred income taxes                                                     12,737              11,084
Other long-term liabilities                                                3,516               3,159
Long-term debt                                                           171,806             145,836
                                                                        --------            --------
     Total liabilities                                                   325,566             265,118
                                                                        --------            --------

Commitments and contingencies

Shareholders' equity:
 Common stock, without par value; 50,000 shares authorized;
   29,114 and 29,071 shares issued and outstanding                       265,569             265,004
 Retained earnings                                                        93,166              71,533
                                                                        --------            --------
     Total shareholders' equity                                          358,735             336,537
                                                                        --------            --------
     Total liabilities & shareholders' equity                           $684,301            $601,655
                                                                        --------            --------
                                                                        --------            --------

          See accompanying notes to consolidated financial statements.

                          EAGLE HARDWARE & GARDEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                   13 WEEKS ENDED                     26 WEEKS ENDED
                                            ----------------------------         ----------------------------
                                             JULY 31,          AUGUST 1,          JULY 31,          AUGUST 1,
                                               1998              1997               1998              1997
                                            ----------        ----------         ---------         ----------
Net sales                                    $ 307,957         $ 278,238         $ 558,196         $ 499,345
Cost of sales                                  221,331           199,966           401,325           358,503
                                             ---------         ---------         ---------         ---------
     Gross margin                               86,626            78,272           156,871           140,842

Operating expenses                              60,927            56,388           118,362           108,282
Preopening expenses                                  0                 0             1,030             2,089
                                             ---------         ---------         ---------         ---------
     Operating income                           25,699            21,884            37,479            30,471

Other income (expense):
 Interest income                                 1,244               657             2,090               876
 Interest expense                               (2,807)           (2,188)           (5,629)           (3,826)
 Other income                                       71                80               128               138
                                             ---------         ---------         ---------         ---------
     Income before tax                          24,207            20,433            34,068            27,659

Income taxes                                     8,836             7,450            12,435            10,088
                                             ---------         ---------         ---------         ---------
     Net income                              $  15,371         $  12,983         $  21,633         $  17,571
                                             ---------         ---------         ---------         ---------
                                             ---------         ---------         ---------         ---------


Net income per share:
     Basic                                   $    0.53         $    0.45         $    0.74         $    0.61
     Diluted                                 $    0.48         $    0.41         $    0.69         $    0.57

Weighted average common and common
     equivalent shares for net income
     per share computations:
     Basic                                      29,090            28,987            29,081            28,942
     Diluted                                    34,260            34,209            34,218            34,163


          See accompanying notes to consolidated financial statements.

                          EAGLE HARDWARE & GARDEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            26 WEEKS ENDED
                                                                      ----------------------------
                                                                       JULY 31,         AUGUST 1,
                                                                         1998              1997
                                                                      ----------       -----------
OPERATING ACTIVITIES:
 Net income                                                              21,633            17,571
                                                                        -------           -------

 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                           8,298             7,130
   Deferred income taxes                                                    105             1,182
   Changes in operating assets and liabilities:
    Trade and other accounts receivable                                   2,239              (171)
    Merchandise inventories                                             (10,940)          (22,260)
    Prepaid expenses                                                     (1,467)           (1,436)
    Other assets                                                         (4,805)             (474)
    Preopening costs                                                        824             1,444
    Accounts payable and outstanding checks                              20,120             5,796
    Income taxes payable                                                  4,691             4,878
    Accrued liabilities                                                   7,111             2,144
    Other                                                                   357               133
                                                                        -------           -------
                                                                         26,533            (1,634)
                                                                        -------           -------
     Net cash provided by operating activities                           48,166            15,937
                                                                        -------           -------

INVESTING ACTIVITIES:
 Capital expenditures for property and equipment                        (50,529)          (28,768)
 Sales of short-term investments                                              0            31,330
                                                                        -------           -------
     Net cash (used in) provided by investing activities                (50,529)            2,562
                                                                        -------           -------

FINANCING ACTIVITIES:
 Advances on note payable to bank                                             0             6,700
 Payments on note payable to bank                                             0            (6,700)
 Proceeds from long-term borrowings                                      32,000            18,823
 Payments on long-term borrowings and capital leases                     (3,619)           (1,239)
 Other                                                                      565             1,368
                                                                        -------           -------
     Net cash provided by financing activities                           28,946            18,952
                                                                        -------           -------
     Increase in cash and cash equivalents                               26,583            37,451
Cash and cash equivalents at beginning of period                         63,557            20,738
                                                                        -------           -------
     Cash and cash equivalents at end of period                          90,140            58,189
                                                                        -------           -------
                                                                        -------           -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for -
    Interest                                                             $6,217            $4,326
    Income taxes                                                         $7,419            $3,508


          See accompanying notes to consolidated financial statements.

EAGLE HARDWARE & GARDEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1. The accompanying unaudited consolidated financial statements do not purport to be full presentations, and do not include all information and disclosures required for fair presentation by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of the Company at July 31, 1998, the consolidated results of operations for the 13-week and 26-week periods ended July 31, 1998, and August 1, 1997, and consolidated cash flows for the 26-week periods then ended. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1998, filed with the Securities and Exchange Commission.

2. In March 1998, the Company received $32 million from mortgages on four owned stores.

3. As of August 18, 1998, the Company had signed agreements to purchase property for nine additional store sites at a cost of approximately $45.5 million. Purchase of these sites will be finalized upon successful resolution of various contingencies. In addition, the Company has signed agreements to lease property for six future store sites and has signed an agreement to lease a future store site. These leases will be finalized upon successful resolution of various contingencies.

4. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

                                                                13 WEEKS ENDED                   26 WEEKS ENDED
                                                           --------------------------        ------------------------
                                                            JULY 31,         AUGUST 1,        JULY 31,       AUGUST 1,
                                                              1998             1997             1998           1997
                                                           ---------        ---------        ---------      ---------
Net income as reported and used for
  basic computation                                          $15,371          $12,983          $21,633        $17,571

Add (where dilutive):
    Tax effected interest and amortization
    of debt expense on convertible debt                          919              919            1,837          1,837
                                                           ---------        ---------        ---------      ---------

Net income used for diluted computation                      $16,290          $13,902          $23,470        $19,408
                                                           ---------        ---------        ---------      ---------
                                                           ---------        ---------        ---------      ---------

Weighted average number of common shares
  outstanding used for basic computation                      29,090           28,987           29,081         28,942

Add (where dilutive):
    Shares applicable to stock options                           385              437              352            436
    Assumed exercise of convertible debt                       4,785            4,785            4,785          4,785
                                                           ---------        ---------        ---------      ---------

Adjusted shares outstanding used for
  diluted computation                                         34,260           34,209           34,218         34,163
                                                           ---------        ---------        ---------      ---------
                                                           ---------        ---------        ---------      ---------

Basic net income per share                                     $0.53            $0.45            $0.74          $0.61
Diluted net income per share                                   $0.48            $0.41            $0.69          $0.57