Form 10-Q
period 1998-10-30
EAGLE HARDWARE & GARDEN INC/WA/
filed 1998-12-09
CIK 883683

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED October 30, 1998

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO __
                                        ---
THE REGISTRANT HAD 29,134,306 SHARES OF COMMON STOCK, WITHOUT PAR VALUE,
                   ----------
OUTSTANDING AT October 30, 1998.
               ----------------

                           EAGLE HARDWARE & GARDEN, INC.

                                 INDEX TO FORM 10-Q


                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . .    3

     ITEM 1 -  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . .    3

          Consolidated Balance Sheets. . . . . . . . . . . . . . . . .   10

          Consolidated Statements of Operations. . . . . . . . . . . .   11

          Consolidated Statements of Cash Flows. . . . . . . . . . . .   12

          Notes to Unaudited Consolidated Financial Statements . . . .   13


     ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS   . . . . . . . . . . . . . . . . . . . .    3

     ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK   . . . . . . . . . . . . . . . . . .    7


PART II - OTHER INFORMATION    . . . . . . . . . . . . . . . . . . . .    8


     ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . .    8

                                       2

PART I - FINANCIAL INFORMATION:
-------------------------------

ITEM 1 - FINANCIAL STATEMENTS -
-----------------------------

     Eagle Hardware & Garden, Inc.'s (the "Company") unaudited consolidated balance sheet as of October 30, 1998, audited consolidated balance sheet as of January 30, 1998, unaudited statements of operations for the 13- and 39-week periods ended October 30, 1998, and October 31, 1997, and unaudited consolidated statements of cash flows for the 39-week periods then ended are attached. Notes to the unaudited consolidated financial statements are also attached.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
           RESULTS OF OPERATIONS -
           ---------------------

     It is suggested that this discussion be read in conjunction with the "Management's Discussion and Analysis" included in the Company's 1997 Annual Report to Shareholders, which has previously been filed with the Securities and Exchange Commission.

     The results of operations for the 13- and 39-week periods ended October 30, 1998, are not necessarily indicative of the results to be expected for the full fiscal year. The Company expects that its gross margin percentage will generally be lower in the second and third quarters of each fiscal year when sales of lower margin products are greater. The Company also expects that, in general, individual stores will experience lower net sales and operating income and that cash flow from operations will be lower in the fourth quarter of the fiscal year than in any of the other quarters, due primarily to the effect of winter weather on home improvement projects and the lack of significant sales of lawn and garden products during this period. In addition, unusual weather conditions could have a material adverse effect on seasonal sales.


     RESULTS OF OPERATIONS -
     ---------------------

     (A)  COMPARISON OF THE 13 WEEKS ENDED OCTOBER 30, 1998 AND OCTOBER 31,
1997.

     NET INCOME. Net income for the third quarter of fiscal 1998 was $10.7 million, or $0.34 per share, diluted, compared to $8.9 million, or $0.29 per share, diluted, for the third quarter of fiscal 1997. The Company's 6.25% convertible subordinated debentures were dilutive during the third quarter of fiscal 1998 and fiscal 1997 (see Note 4 to the Company's Consolidated Financial Statements (unaudited)). Basic net income per share for the third quarter of fiscal 1998 was $0.37 compared to $0.30 for the third quarter of fiscal 1997. The 21% increase in net income was due to the factors discussed below.

     NET SALES. Net sales for the third quarter of fiscal 1998 increased 10% over the comparable prior year period. This increase was due to two factors. First, there were 416 store weeks of operation during the third quarter of fiscal 1998 compared to 390 store weeks in the comparable prior year period. Second, same store sales for the third quarter of fiscal 1998 increased 5%. Same store sales increased due primarily to continued favorable economic conditions in most of the Company's markets, particularly the greater Denver and Seattle area markets.

     GROSS MARGIN. The Company's gross margin, in dollars, increased 10% over the third quarter of fiscal 1997. As a percentage of net sales, gross margin was 28.3% in both the third quarter of fiscal 1998 and fiscal 1997. Increased competitive pressure in certain markets was offset by buying efficiencies.

     OPERATING EXPENSES. Operating expenses as a percentage of net sales decreased from 22.1% in the third quarter of fiscal 1997 to 21.6% in the third quarter of fiscal 1998. The additional leverage attributed to the 5% increase in same store sales contributed to the decrease in operating expenses as a percentage of sales. The Company experienced decreases in certain expenses as a percentage of sales, including store level wages and net advertising expense.

     OPERATING INCOME. For the reasons explained above, operating income increased 20% in the third quarter of fiscal 1998 over the third quarter of fiscal 1997. Expressed as a percentage of net sales, operating income improved from 6.1% in the third quarter of fiscal 1997 to 6.7% in the third quarter of fiscal 1998.

     INTEREST INCOME. Interest income increased 22% from $761,000 in the third quarter of fiscal 1997 to $926,000 in the third quarter of fiscal 1998. The increase in interest income was due to an increase in cash available for investment during the third quarter of fiscal 1998 compared to the prior year. The primary sources of cash for investment were cash flow from operations and proceeds from store mortgages.

     INTEREST EXPENSE. Interest expense during the third quarter of fiscal 1998 was $2.2 million, compared to $2.3 million during the comparable prior year period. During both quarters, interest incurred was partially offset by interest capitalized on construction projects. Interest capitalized for the third quarter of fiscal 1998 and fiscal 1997 was $1.1 million and $145,000, respectively. The increase in interest expense before interest capitalization was due to $25 million in new store mortgages in the third quarter of fiscal 1997 and $32 million in new store mortgages in the first quarter of fiscal 1998. Interest on the Company's convertible subordinated debentures was comparable between the current and prior year.


     (B)  COMPARISON OF THE 39 WEEKS ENDED OCTOBER 30, 1998 AND OCTOBER 31,
1997.

     NET INCOME. Net income for the first 39 weeks of fiscal 1998 was $32.3 million, or $1.02 per share, diluted, compared to $26.4 million, or $0.85 per share, diluted, for the first 39 weeks of fiscal 1997. The Company's 6.25% convertible subordinated debentures were dilutive during the first 39 weeks of fiscal 1998 and fiscal 1997 (see Note 4 to the Company's Consolidated Financial Statements (unaudited)). Basic net income per share for the 39 weeks ended October 30, 1998 was $1.11 compared to $0.91 in the prior year. The 22% increase in net income was due to the factors discussed below.

     NET SALES. Net sales for the first 39 weeks of fiscal 1998 increased 11% over the comparable prior year period. This increase in net sales over the prior 39-week period was due primarily to an 8% increase in store weeks of operation and a 5% increase in same store sales for the period. Same store sales for the period increased due primarily to continued favorable economic conditions in most of the Company's markets and continued strong consumer acceptance of the Eagle concept.

     GROSS MARGIN. The Company's gross margin, in dollars, increased 11% over the first 39 weeks of fiscal 1997. As a percentage of net sales, gross margin was 28.2% in the first 39 weeks of both fiscal 1998 and fiscal 1997. Increased competitive pressure in certain markets was offset by buying efficiencies.

     OPERATING EXPENSES. Operating expenses as a percentage of net sales decreased from 21.8% in the first 39 weeks of fiscal 1997 to 21.3% in the first 39 weeks of fiscal 1998. The additional leverage attributed to the 5% increase in same store sales contributed to the decrease in operating expenses as a percentage of sales. The Company experienced decreases in certain expenses as a percentage of sales, including store level wages and net advertising expense.

     PREOPENING EXPENSES. Preopening expenses were 0.1% of sales in the first 39 weeks of fiscal 1998, when the Company opened one store. In the comparable prior year period, the Company opened three stores and preopening expenses were 0.3% of sales. Preopening expenses associated with the store opened in the first quarter of fiscal 1998 were higher than the Company's historical average preopening costs due to a delayed store opening.

     OPERATING INCOME. For the reasons explained above, operating income increased 22% in 1998 over the comparable 1997 period. Expressed as a percentage of net sales, operating income improved from 6.1% in the first 39 weeks of fiscal 1997 to 6.7% in the comparable current year period.

     INTEREST INCOME. Interest income increased from $1.6 million in the first 39 weeks of fiscal 1997 to $3.0 million in the first 39 weeks of fiscal 1998. The increase in interest income was due to an increase in cash available for investment. The primary sources of cash for investment were cash flow from operations and proceeds from store mortgages.

     INTEREST EXPENSE. Interest expense during the first 39 weeks of fiscal 1998 was $7.8 million, compared to $6.1 million during the comparable prior year period. During both periods, interest incurred was partially offset by interest capitalized on construction projects. Interest capitalized for the first 39 weeks of fiscal 1998 and fiscal 1997 was $1.9 million and $485,000, respectively. The increase in interest expense before interest capitalization was due to $25 million in new store mortgages in the third quarter of fiscal 1997 and $32 million in new store mortgages in the first quarter of fiscal 1998. Interest on the Company's convertible subordinated debentures was comparable between the current and prior year.

     LIQUIDITY AND CAPITAL RESOURCES -
     -------------------------------

     The Company did not open any stores during the third quarter of fiscal 1998. The Company currently plans to open four additional stores by the end of fiscal 1998 and at least 14 stores in fiscal 1999 (see "Recent Developments"). All four of the remaining fiscal 1998 stores and five of the fiscal 1999 stores are under construction. Construction commitments as of December 4, 1998 totalled $64.7 million. In addition to the nine stores currently under construction and another site acquired but not under construction, the Company has signed agreements to purchase ten future store sites at a total cost of approximately $53.4 million and has signed agreements to lease property for four future store sites. One of these sites under a ground lease also involves the purchase of several parcels adjacent to the leased property, at a total cost of approximately $1.7 million. The Company intends to replace its current warehouse/distribution center with a new larger facility by the end of fiscal 1998. The Company is currently under contract to lease the new facility but intends to purchase the facility at a future date. The purchase price is estimated to be in the range of $25 to $30 million.

     The Company's balance sheet at October 30, 1998, reflects a $91.9 million, or 15%, increase in total assets since the fiscal year began on January 31, 1998. The principal components of this change were a $26.5 million increase in inventories, attributable to seasonal inventory fluctuations and the addition of one new store, and an increase of $91.0 million in net property and equipment, primarily related to the Company's continuing store expansion program. These increases were offset by a $28.4 million decrease in cash and cash equivalents. Net income adjusted for noncash items provided $48.4 million during the first 39 weeks of the year to
support the Company's expansion.   The increase in total assets was also
accompanied by an
increase of $25.9 million in accounts payable and outstanding checks under the Company's integrated cash management program and a $4.6 million increase in accrued liabilities and income taxes payable, all primarily related to the continuing store expansion program. In addition, the Company received $32.0 million in proceeds from mortgages on four owned stores.

     The Company's capital requirements are significantly influenced by its expansion plans and by factors such as real estate costs in the markets which the Company enters, whether that real estate will be purchased or leased and the extent of Company-financed remodeling required when existing buildings are acquired or leased. The Company currently expects to finance its remaining fiscal 1998 and current fiscal 1999 expansion plans through a combination of cash, cash generated from operations, bank borrowings under the existing line of credit and proceeds of fixed-term capital asset loans and/or sale-leasebacks of owned properties. In addition, the Company may consider other sources of financing in the form of expanded bank lines and/or equity or debt offerings. See also "Recent Developments."

     The Company reports on a 52/53-week year, consisting of four 13-week quarters. The fiscal year ends on the last Friday in January.

     YEAR 2000 -
     ------------

     The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. If not addressed, the direct result could be a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process customer transactions, order merchandise, or engage in similar normal business activities.

     During fiscal 1997, Eagle management initiated a Company-wide program to prepare its computer systems and applications for the Year 2000 by the middle of fiscal 1999. Management has completed the assessment phase of its Year 2000 compliance program. At this stage, the remediation phase is more than 50% complete as it relates to both information technology (IT) and non-IT systems and applications. The testing and implementation phases of the Year 2000 program are expected to be completed by the middle of fiscal 1999. Management currently estimates the total cost of this program to be less than $2.0 million, including internal staff costs and the cost to write off any unamortized existing hardware and software that may need to be replaced. Costs associated with preparing computer systems and applications for the Year 2000 will be expensed as incurred. The amount expensed to date has been immaterial.

     Management anticipates that its systems and applications will be Year 2000 compliant on a timely basis. However, there can be no assurance that the systems of other companies with which the Company does business will be Year 2000 compliant in the same time frame. None of the Company's material systems interface directly with any third-party vendors. Because Eagle relies heavily on the ability of its merchandise vendors to deliver product on a timely basis to its stores, the Company has sent Year 2000 questionnaires to all of its merchandise vendors. To the extent responses are received, these responses are being entered into a database that is being reviewed by senior management in order to assess any potential problems. Any such failure on the part of merchandise vendors, or other companies with whom the Company transacts business, to be Year 2000 compliant on a timely basis may have an adverse impact on the operations of the Company. In addition, it is possible that some of the products sold by the Company may not be Year 2000 compliant. To date, the Company has not taken any formal steps to assess the Year 2000 compliance of its products, but does not expect any liability as a result of non-compliant products to be material.

     At this point, the Company can not estimate a worst case Year 2000 scenario but is continuing to analyze this issue. The Company is planning to develop a Year 2000 contingency plan as part of its Year 2000 compliance program.

     RECENT DEVELOPMENTS -
     -------------------

     On November 22, 1998, the Company, Lowe's Companies, Inc. ("Lowe's"), and Mariner Merger Corporation, a Washington corporation and wholly owned subsidiary of Lowe's ("Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), a copy of which has previously been filed with the Securities and Exchange Commission. Pursuant to the terms of the Merger Agreement, Sub will be merged (the "Merger") with and into the Company, with the Company surviving the Merger and becoming a wholly owned subsidiary of Lowe's.

     At the effective time of the Merger, each share of the Company's Common Stock (excluding shares held by the Company or Lowe's, in each case other than in a fiduciary capacity, and excluding shares held by shareholders who perfect their statutory dissenters' rights under Washington state law) issued and outstanding immediately prior to the effective time of the Merger shall cease to be outstanding and shall be converted into and exchanged for the right to receive that multiple (rounded to the nearest 1/10,000) of a share of Lowe's Common Stock obtained by dividing $29.00 by the "Base Period Trading Price" (defined to mean the average of the daily closing prices for the shares of Lowe's Common Stock for the ten (10) consecutive trading days on which such shares are actually traded on the New York Stock Exchange (as reported by THE WALL STREET JOURNAL or, if not reported thereby, any other authoritative source selected by Lowe's) ending at the close of trading on the fifth trading day immediately preceding the closing date of the Merger); provided, that for purposes of this calculation, the Base Period Trading Price shall be deemed to equal (i) $45.31 in the event the Base Period Trading Price is greater than $45.31 or (ii) $33.49 in the event the Base Period Trading Price is less than $33.49. The Company shall not be obligated to consummate the Merger if the "Lowe's Ratio" is less than 70%. The "Lowe's Ratio" shall mean the quotient obtained by dividing the Base Period Trading Price by $39.40.

     It is the intention of the Company and Lowe's that the Merger for federal income tax purposes will be tax-free to the Company's shareholders and for accounting purposes will qualify as a pooling of interests. In addition, the consummation of the Merger is subject to certain other conditions contained in the Merger Agreement, including approval of the Merger Agreement by the Company's shareholders. Each of the Company's directors has entered into an agreement (the "Shareholder Agreement") to vote his shares in favor of the Merger. A form of the Shareholder Agreement has previously been filed with the Securities and Exchange Commission.


     FORWARD-LOOKING STATEMENTS -
     --------------------------

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -
-------------------------------------------------------------------

     Not applicable.

PART II - OTHER INFORMATION:
---------------------------


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K -
-----------------------------------------

(a) Exhibits filed with this Form 10-Q are as follows:

     2.1       Agreement and Plan of Merger among Lowe's Companies, Inc., Eagle
               Hardware & Garden, Inc. and Mariner Merger Corporation, dated as of November 22, 1998. [1]

     10.118B   Second Extension Agreement dated August 28, 1998 for Agreement to
               Lease and Put to Lease,  between Tigard-Tualatin School District
               23J and Eagle Hardware & Garden, Inc.

     10.118C   Third Extension Agreement dated November 1, 1998 for Agreement to
               Lease and Put to Lease,  between Tigard-Tualatin School District
               23J and Eagle Hardware & Garden, Inc.

     10.133B Amendment No. 2 to Build to Suit Warehouse and Distribution Lease dated June 12, 1998, by and between Kent Central, L.L.C. and
               Eagle Hardware & Garden Distribution Services, Inc.

     10.137A   First Amendment of Lease dated June 12, 1998 between FF
               Properties, L.P. and Eagle Hardware & Garden, Inc.

     10.145A Agreement to Amend/Extend Contract dated May 15, 1998 between JP Northglenn LLC and Eagle Hardware & Garden, Inc.

     99.1(a) Form of Shareholder Agreement between Lowe's Companies, Inc. and each director of Eagle Hardware & Garden, Inc., dated as of November 22, 1998. [1]

     99.1(b) Press release dated November 22, 1998 announcing the execution of the Merger Agreement. [1]

     27        Financial Data Schedule

---------------
[1] Exhibit is incorporated by reference to an identically numbered exhibit to a Current Report on Form 8-K, filed with the Commission on November 25, 1998.
---------------


(b) No reports on Form 8-K were filed during the third quarter of fiscal 1998. On November 25, 1998, the following reports were filed on Form 8-K:

     1.  Form 8-K filed November 25, 1998
          - Item 5.  Other Events.
          - Item 7.  Financial Statements, Pro Forma Financial Information and
                     Exhibits.

SIGNATURES:
----------


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EAGLE HARDWARE & GARDEN, INC.
                                        -----------------------------------
                                        Registrant



December 7, 1998                        /s/ David J. Heerensperger
----------------                        -----------------------------------
Date                                    David J. Heerensperger
                                        Chairman


December 7, 1998                        /s/ Richard T. Takata
----------------                        -----------------------------------
Date                                    Richard T. Takata
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


December 7, 1998                        /s/ Ronald P. Maccarone
----------------                        -----------------------------------
Date                                    Ronald P. Maccarone
                                        Executive Vice-President-Finance and
                                        Chief Financial Officer (Principal
                                        Financial Officer)

                            EAGLE HARDWARE & GARDEN, INC.

                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                                (UNAUDITED)
                                                                OCTOBER 30,    JANUARY 30,
                                                                       1998           1998
                                                                -----------    -----------
                                          ASSETS
Current assets:
 Cash and cash equivalents                                         $ 35,148       $ 63,557
 Trade and other accounts receivable (less allowance
   for doubtful accounts of $6,464 and $2,435)                        2,311          4,463
 Merchandise inventories                                            229,353        202,833
 Prepaid expenses                                                     4,121          4,479
 Deferred income taxes                                                2,385          2,312
                                                                -----------    -----------
     Total current assets                                           273,318        277,644
                                                                -----------    -----------
Property and equipment, at cost:
 Land and buildings                                                 233,907        184,340
 Furniture, fixtures and equipment                                  114,180        107,916
 Leasehold improvements                                              49,545         48,925
 Construction in progress                                            62,191         16,495
                                                                -----------    -----------
                                                                    459,823        357,676
 Less accumulated depreciation and amortization                      52,726         41,543
                                                                -----------    -----------
     Net property and equipment                                     407,097        316,133
                                                                -----------    -----------
Preopening costs                                                      2,125          1,055
Other assets                                                         10,978          6,823
                                                                -----------    -----------
     Total assets                                                  $693,518       $601,655
                                                                -----------    -----------
                                                                -----------    -----------

                               LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Outstanding checks, not cleared by the bank                       $ 18,429       $ 11,008
 Accounts payable                                                    73,556         55,097
 Sales taxes payable                                                  7,503          5,799
 Accrued payroll and related expenses                                15,925         16,492
 Other current liabilities                                           12,384         10,425
 Current portion of long-term debt                                    8,750          6,218
                                                                -----------    -----------
     Total current liabilities                                      136,547        105,039
Deferred income taxes                                                14,282         11,084
Other long-term liabilities                                           3,362          3,159
Long-term debt                                                      169,579        145,836
                                                                -----------    -----------
     Total liabilities                                              323,770        265,118
                                                                -----------    -----------
Commitments and contingencies

Shareholders' equity:
 Common stock, without par value; 50,000 shares authorized;
    29,134 and 29,071 shares issued and outstanding                 265,894        265,004
 Retained earnings                                                  103,854         71,533
                                                                -----------    -----------
     Total shareholders' equity                                     369,748        336,537
                                                                -----------    -----------
     Total liabilities & shareholders' equity                      $693,518       $601,655
                                                                -----------    -----------
                                                                -----------    -----------

         See accompanying notes to consolidated financial statements.

                            EAGLE HARDWARE & GARDEN, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                                       13 WEEKS ENDED                39 WEEKS ENDED
                                                 --------------------------    --------------------------
                                                 OCTOBER 30,    OCTOBER 31,    OCTOBER 30,    OCTOBER 31,
                                                        1998           1997           1998           1997
                                                 -----------    -----------    -----------    -----------
Net sales                                           $274,305       $249,690       $832,501       $749,035
Cost of sales                                        196,588        179,050        597,913        537,553
                                                 -----------    -----------    -----------    -----------
     Gross margin                                     77,717         70,640        234,588        211,482

Operating expenses                                    59,228         55,288        177,590        163,570
Preopening expenses                                        0              0          1,030          2,089
                                                 -----------    -----------    -----------    -----------
     Operating income                                 18,489         15,352         55,968         45,823

Other income (expense):
 Interest income                                         926            761          3,016          1,637
 Interest expense                                     (2,184)        (2,253)        (7,813)        (6,079)
 Other income (expense)                                 (400)            76           (272)           214
                                                 -----------    -----------    -----------    -----------
     Income before tax                                16,831         13,936         50,899         41,595

Income taxes                                           6,143          5,080         18,578         15,168
                                                 -----------    -----------    -----------    -----------
     Net income                                      $10,688         $8,856        $32,321        $26,427
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

Net income per share:
     Basic                                             $0.37          $0.30          $1.11          $0.91
     Diluted                                           $0.34          $0.29          $1.02          $0.85

Weighted average common and common equivalent
     shares for net income per share
     computations:
     Basic                                            29,127         29,045         29,096         28,976
     Diluted                                          34,317         34,201         34,251         34,175


         See accompanying notes to consolidated financial statements.

                            EAGLE HARDWARE & GARDEN, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)
                                       (UNAUDITED)


                                                                      39 WEEKS ENDED
                                                                --------------------------
                                                                OCTOBER 30,    OCTOBER 31,
                                                                       1998           1997
                                                                -----------    -----------
OPERATING ACTIVITIES:
 Net income                                                         $32,321        $26,427
                                                                -----------    -----------
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation                                                      12,486         10,933
   Net write-off of assets                                              478              0
   Deferred income taxes                                              3,125          1,956
   Changes in operating assets and liabilities:
    Trade and other accounts receivable                               2,152           (684)
    Merchandise inventories                                         (26,520)       (32,291)
    Prepaid expenses                                                 (1,127)          (746)
    Other assets                                                     (4,155)          (776)
    Preopening costs                                                 (1,070)           751
    Accounts payable and outstanding checks                          25,880          9,545
    Income taxes                                                      1,485          3,627
    Accrued liabilities                                               3,096           (812)
    Other                                                               206            112
                                                                -----------    -----------
                                                                     16,036         (8,385)
                                                                -----------    -----------
     Net cash provided by operating activities                       48,357         18,042
                                                                -----------    -----------
INVESTING ACTIVITIES:
 Capital expenditures for property and equipment                   (103,931)       (42,802)
 Sales of short-term investments                                          0         31,330
                                                                -----------    -----------
     Net cash used in investing activities                         (103,931)       (11,472)
                                                                -----------    -----------
FINANCING ACTIVITIES:
 Advances on note payable to bank                                         0          6,700
 Payments on note payable to bank                                         0         (6,700)
 Proceeds from long-term borrowings                                  32,000         43,950
 Payments on long-term borrowings and capital leases                 (5,725)        (1,978)
 Other                                                                  890          1,542
                                                                -----------    -----------
     Net cash provided by financing activities                       27,165         43,514
                                                                -----------    -----------
     (Decrease) increase in cash and cash equivalents               (28,409)        50,084
Cash and cash equivalents at beginning of period                     63,557         20,738
                                                                -----------    -----------
     Cash and cash equivalents at end of period                     $35,148        $70,822
                                                                -----------    -----------
                                                                -----------    -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for -
    Interest                                                        $10,894         $7,755
    Income taxes                                                    $13,657         $9,006


         See accompanying notes to consolidated financial statements.

EAGLE HARDWARE & GARDEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------

1. The accompanying unaudited consolidated financial statements do not purport to be full presentations, and do not include all information and disclosures required for fair presentation by generally accepted accounting principles. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of the Company at October 30, 1998, the consolidated results of operations for the 13-week and 39-week periods ended October 30, 1998, and October 31, 1997, and consolidated cash flows for the 39-week periods then ended. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1998, filed with the Securities and Exchange Commission.

2. In March 1998, the Company received $32 million from mortgages on four owned stores.

3. As of December 4, 1998, in addition to six sites already acquired for stores currently under construction and one site acquired but not currently under construction, the Company had signed agreements to purchase property for ten additional store sites at a cost of approximately $53.4 million. Purchase of these sites will be finalized upon successful resolution of various contingencies. In addition, the Company has signed agreements to lease property for six future store sites, three of which are currently under construction, and has signed an agreement to lease a future store site. One of these sites under a ground lease also includes the purchase of several parcels adjacent to the leased property, at a total cost of approximately $1.7 million.

     As of December 4, 1998 the Company's construction commitments related to nine stores currently under construction, including amounts already paid, totalled $64.7 million.

4. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

                                                            13 WEEKS ENDED                39 WEEKS ENDED
                                                       --------------------------    --------------------------
                                                       OCTOBER 30,    OCTOBER 31,    OCTOBER 30,    OCTOBER 31,
                                                              1998           1997           1998           1997
                                                       -----------    -----------    -----------    -----------
Net income as reported and used for
  basic computation                                        $10,688         $8,856        $32,321        $26,427
Add (where dilutive):
    Tax effected interest and amortization
    of debt expense on convertible debt                        919            919          2,756          2,757
                                                       -----------    -----------    -----------    -----------
Net income used for diluted computation                    $11,607         $9,775        $35,077        $29,184
                                                       -----------    -----------    -----------    -----------
                                                       -----------    -----------    -----------    -----------

Weighted average number of common shares

  outstanding used for basic computation                    29,127         29,045         29,096         28,976

Add (where dilutive):
    Shares applicable to stock options                         405            371            370            414
    Assumed exercise of convertible debt                     4,785          4,785          4,785          4,785
                                                       -----------    -----------    -----------    -----------
Adjusted shares outstanding used for
  diluted computation                                       34,317         34,201         34,251         34,175
                                                       -----------    -----------    -----------    -----------
                                                       -----------    -----------    -----------    -----------

Basic net income per share                                   $0.37          $0.30          $1.11          $0.91
Diluted net income per share                                 $0.34          $0.29          $1.02          $0.85

5. Subsequent to the end of the quarter, the Company, Lowe's Companies, Inc., ("Lowe's") and Mariner Merger Corporation, a wholly owned subsidiary of Lowe's ("Sub") entered into an Agreement and Plan of Merger. Pursuant to the Agreement and Plan of Merger, Sub will be merged (the "Merger") with and into the Company, with the Company surviving the Merger and becoming a wholly owned subsidiary of Lowe's. For additional information, see "Recent Developments" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

6. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which is required to be adopted by the Company in the first
quarter of fiscal 1999.   This SOP requires that costs related to start-up
activities, including store preopening costs, be expensed as incurred. The Company estimates that an amount in the range of $1 million to $2 million that will be classified as deferred preopening costs on the balance sheet at the end of its fiscal year will be expensed in the first quarter of fiscal 1999.